Form 10QSB
period 1996-06-30
LEGAL RESEARCH CENTER INC
filed 1996-08-14
CIK 945506

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                             ___________________________

                                     FORM 10-QSB

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996 or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________________

                           COMMISSION FILE NUMBER  0-26548

                             Legal Research Center, Inc.
______________________________________________________________________________
                (Exact Name of Registrant as Specified in its Charter)

         Minnesota                                    41-1680384
(STATE OR OTHER JURISDICTION                        (IRS EMPLOYER
     OF INCORPORATION)                             IDENTIFICATION NO.)

    700 Midland Square Building, 331 Second Avenue So., Minneapolis, MN 55401
______________________________________________________________________________
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  612/332-4950
                                                    ------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes      X       No
                                                ------         --------

                        (APPLICABLE ONLY TO CORPORATE ISSUERS)

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                2,257,633 shares of Common Stock as of August 14, 1996

                             LEGAL RESEARCH CENTER, INC.

                                        INDEX

                                                                          PAGE
                                                                          ----

                            PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets
           December 31, 1995 and June 30, 1996 ...........................  2
         Consolidated Statements of Operations
           Three and Six Months Ended June 30, 1995 and 1996 .............  3
         Consolidated Statements of Stockholders' Equity (Deficit) .......  4
         Consolidated Statements of Cash Flows
           Six Months Ended June 30, 1995 and 1996 .......................  5
         Notes to Consolidated Financial Statements ......................  6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations .....................................  8

                             PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K ............................... 11

- --------------------------------------------------------------------------------

                            PART I. FINANCIAL INFORMATION

- --------------------------------------------------------------------------------
ITEM 1. FINANCIAL STATEMENTS

                              LEGAL RESEARCH CENTER, INC.

                             CONSOLIDATED BALANCE SHEETS

                                                 June 30, 1996   December 31,
ASSETS                                             (unaudited)        1995
- --------------------------------------------------------------------------------
Current Assets
 Cash and cash equivalents                        $ 2,409,773    $ 3,510,752
 Accounts receivable:
 Trade accounts, less allowance for doubtful
   accounts of $ 43,389 and 41,341, respectively      300,530        205,604
 Unbilled services                                    401,321        289,989
 Related-party accounts and notes receivable           62,604         56,816
 Other                                                 32,808              -
                                                   ------------   ------------
       Total current assets                         3,207,036      4,063,161
                                                   ------------   ------------

Other Assets
 Intangible assets, net of accumulated
   amortization of $29,472                            969,784              -
 Investment in and notes receivable from The
   Law Office, Inc.                                         -        193,539
 Investment in American Research Corporation          100,000        100,000
 Capitalized development costs                         76,990         14,000
                                                   ------------   ------------
       Total other assets                           1,146,774        307,539
                                                   ------------   ------------

Furniture and equipment, at cost                      318,646        197,018
Less accumulated depreciation                         (81,226)       (44,598)
                                                   ------------   ------------
                                                      237,420        152,420
                                                   ------------   ------------
                                                  $ 4,591,230    $ 4,523,120
                                                   ------------   ------------
                                                   ------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
- --------------------------------------------------------------------------------
Current Liabilities
 Accounts payable                                   $ 202,606      $ 172,393
 Notes payable                                        155,000              -
 Client advances                                       48,794         39,969
 Accrued expenses
   Compensation                                        92,956         59,544
   Royalties                                            4,900         10,510
                                                   ------------   ------------
       Total current liabilities                      504,256        282,416
                                                   ------------   ------------
Long-Term Liabilities
 Non compete agreement                                 97,489              -
 Deferred income taxes                                 17,700              -

Stockholders' Equity
 Common stock, $0.01 par value; authorized
   20,000,000 shares; issued 2,257,633 and
   2,135,833 shares, respectively                      22,576         21,358
 Additional paid-in capital                         4,823,566      4,551,634
 Accumulated deficit                                 (874,357)      (332,288)
                                                   ------------   ------------
                                                    3,971,785      4,240,704
                                                   ------------   ------------
                                                  $ 4,591,230    $ 4,523,120
                                                   ------------   ------------
                                                   ------------   ------------

See Notes to Consolidated Financial Statements (unaudited)

                             LEGAL RESEARCH CENTER, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS




                                                      Three Months                    Six Months
                                                      Ended June 30,                 Ended June 30,
                                                ---------------------------    --------------------------
                                                   1996            1995          1996            1995
                                                ---------------------------    --------------------------
                                                       (unaudited)                     (unaudited)

Revenues                                         $ 488,255     $  356,920      $ 930,037     $  719,112
Direct Operating Costs
 Compensation and benefits                         201,464        115,187        373,298        239,089
 Other                                              68,844         41,726        113,135         82,884
                                                ------------     ----------    -----------      ---------
       Total direct operating costs                270,308        156,913        486,433        321,973
                                                ------------     ----------    -----------      ---------
       Gross profit                                217,947        200,007        443,604        397,139
                                                ------------     ----------    -----------      ---------

Other Operating Costs
 Sales and marketing                               214,341         97,986        417,532        170,871
 General and administrative                        335,186        140,190        585,249        222,383
                                                ------------     ----------    -----------      ---------
       Total other operating costs                 549,527        238,176      1,002,781        393,254
                                                ------------     ----------    -----------      ---------
       Operating income (loss)                    (331,580)       (38,169)      (559,177)         3,885

 Interest Income                                    31,755          1,883         81,584          2,117
 Interest Expense                                        -         (1,949)             -         (7,157)
 Equity in pre-acquisition losses of
     The Law Office, Inc.                          (12,976)             -        (64,476)             -
                                                ------------     ----------    -----------      ---------
       Net loss                                $  (312,801)     $ (38,235)    $ (542,069)      $ (1,155)
                                                ------------     ----------    -----------      ---------
                                                ------------     ----------    -----------      ---------

 Pro Forma Data (unaudited)
     Net loss as reported                      $  (312,801)     $ (38,235)    $ (542,069)      $ (1,155)
     Pro forma provision for income taxes                -              -              -              -
                                                ------------     ----------    -----------      ---------
       Pro forma net loss                      $  (312,801)     $ (38,235)    $ (542,069)      $ (1,155)
                                                ------------     ----------    -----------      ---------
                                                ------------     ----------    -----------      ---------
     Pro forma net loss per share              $     (0.14)     $   (0.04)    $    (0.25)      $  (0.00)
                                                ------------     ----------    -----------      ---------
                                                ------------     ----------    -----------      ---------
 Weighted Average Common and Common
     Equivalent Shares Outstanding               2,200,079        957,533      2,168,134        957,533
                                                ------------     ----------    -----------      ---------
                                                ------------     ----------    -----------      ---------


See Notes to Consolidated Financial Statements (unaudited)

                         LEGAL RESEARCH CENTER, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                        Common Stock           Additional
                                                ---------------------------      Paid-In      Accumulated
                                                   Shares          Amount       Capital        Deficit         Total
                                                ------------------------------------------------------------------------
Balance, December 31, 1993                         500,000        $ 5,000     $  104,417     $ (200,260)    $  (90,843)
 Net income                                              -              -         72,420         72,420
                                                ------------------------------------------------------------------------
Balance, December 31, 1994                         500,000          5,000        104,417       (127,840)       (18,423)
 Sale of common stock                               26,296            263         70,737              -         71,000
 Conversion of note payable to common stock         57,037            570        153,430              -        154,000
 Distribution to stockholders                            -              -              -        (36,000)       (36,000)
 Net loss through date of S Corporation
   termination                                           -              -              -        (60,465)       (60,465)
 Sale of common stock, net of issuance costs
   of $970,870                                   1,552,500         15,525      4,447,355              -      4,462,880
 Constructive dividend to S Corporation
   stockholders                                          -              -       (224,305)       224,305              -
 Net loss subsequent to S Corporation
   termination                                           -              -              -       (332,288)      (332,288)
                                                ------------------------------------------------------------------------
Balance, December 31, 1995                       2,135,833       $ 21,358     $4,551,634     $ (332,288)    $4,240,704
 Issuance of stock to purchase The Law
   Office, Inc.                                    121,800          1,218        242,382              -        243,600
 Issuance of stock options to purchase
   The Law Office, Inc.                                  -              -         29,550              -         29,550

 Net loss                                                -              -              -       (542,069)      (542,069)
                                                ------------------------------------------------------------------------
Balance, June 30, 1996                           2,257,633       $ 22,576     $4,823,566     $ (874,357)    $3,971,785
                                                ------------------------------------------------------------------------
                                                ------------------------------------------------------------------------



See Notes to Consolidated Financial Statements (unaudited)

                             LEGAL RESEARCH CENTER, INC.

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Six Months Ended
                                                             June 30
                                                      1996            1995
                                                  -------------    -----------
                                                           (Unaudited)

Cash Flows From Operating Activities
 Net loss)                                         $ (542,069)      $ (1,155)
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities
   net of the effects of the purchase of
   The Law Office, Inc.:
     Depreciation and amortization                     62,452          5,294
     Provision for uncollectible accounts
      receivable                                        2,048          4,605
     Equity in preacquisition
      losses of The Law Office, Inc.                   64,476              -
     Changes in assets and liabilities:
     Accounts receivable                             (208,306)       (48,983)
     Other assets                                      (6,241)             -
     Related-party accounts and notes receivable        4,212             -
     Accounts payable                                 (12,446)        85,443
     Client advances                                   (3,675)        15,258
     Accrued expenses                                  25,850        (30,534)
                                                  -------------    -----------

       Net cash (used in) provided by operating
        activities                                   (613,699)        29,928
                                                  -------------    -----------

Cash Flows From Investing Activities
 Cash paid for the purchase of
   The Law Office, Inc.                               (50,750)             -
 Advances to The Law Office,
   Inc. through the date of acquisition              (386,618)       (29,500)
 Purchases of furniture and equipment                 (74,550)       (17,865)
 Capitalized development costs                         24,638              -
                                                  -------------    -----------

       Net cash used in investing activities         (487,280)       (47,365)
                                                  -------------    -----------

Cash Flows From Financing Activities
 Net proceeds on notes payable                              -        538,000
 Deferred stock offering costs                              -        (99,825)
 Sale of common stock                                       -         71,000
 Principal payments on long-term debt                       -        (46,803)
 Distribution to stockholders                               -        (36,000)
                                                  -------------    -----------

       Net cash provided by financing activities            -        426,372
                                                  -------------    -----------
       (Decrease) increase in cash and cash
        equivalents                                (1,100,979)       408,935
                                                  -------------    -----------

Cash and cash equivalents
 Beginning                                          3,510,752          1,249
                                                  -------------    -----------
 Ending                                           $ 2,409,773      $ 410,184
                                                  -------------    -----------
                                                  -------------    -----------
Supplemental Disclosures of Cash Flow
 Information
 Cash payments for interest                               $ -       $  7,157
                                                  -------------    -----------
                                                  -------------    -----------

Supplemental Schedule of Noncash Investing
 and Financing Activities
 Conversion of note payable to common stock               $ -      $ 154,000
                                                  -------------    -----------
                                                  -------------    -----------

Acquisition of The Law Office, Inc.
   Cash purchase price                            $   50,750       $       -
                                                  -------------    -----------
                                                  -------------    -----------
   Tangible assets acquired                       $   79,997       $       -
   Intangible assets acquired                        999,256               -
   Liabilities assumed                              (625,353)              -
   Stock options issued                              (29,550)              -
   Non compete agreement                            (130,000)              -
   Stock issued                                     (243,600)              -
                                                  -------------    -----------
                                                  $   50,750       $       -
                                                  -------------    -----------
                                                  -------------    -----------

See Notes to Consolidated Financial Statements (unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996 (UNAUDITED)

BASIS OF PRESENTATION: The interim financial statements are unaudited, but in the opinion of management reflect all adjustments necessary for a fair presentation of results of such periods. All such adjustments are of a normal recurring nature.

The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto, for the year ended December 31, 1995.

Pro forma income (loss) per common share: Pro forma income (loss) per common share is computed on the basis of the weighted average number of common shares and common equivalent shares outstanding during the respective periods.
Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock issued and to be issued for consideration below the initial public offering price during the 12 month period preceding the date of the initial filing of the registration statement have been included in the calculation of weighted average common shares outstanding, as if they were outstanding for all periods presented.

Income taxes and S Corporation Distributions: Prior to the completion of an initial public offering (IPO) on August 8, 1995, the profits and losses of the Company were reported in the individual income tax returns of the stockholders under SubChapter S Corporation of the Internal Revenue Code. Periodic distributions were made to the Company's stockholders for the estimated income tax liability on the S Corporation earnings. Upon the completion of the IPO, the Company became a C Corporation, and is required to pay income taxes on its subsequent earnings.

The income tax benefit computed at the statutory rate for the six month period ended June 30, 1996 is approximately $192,000 which is offset by a valuation allowance of the same amount. The deferred tax assets consist primarily of a net loss carryforward, allowance for doubtful trade receivables, and equity in the losses of The Law Office, Inc.

Major Customer: Two customers accounted for 25.8% and 15.2% of the Company's total revenues in the quarter ended June 30, 1996. These same two customers accounted for 30.4% and 12.8% respectively, of the Company's total revenues for six month period ended June 30, 1996. No single customer accounted for more than 10% of the Company's total revenues for the quarter ended June 30, 1995. One customer accounted for 14.8% of the Company's total revenues for the six month period ended June 30, 1995.

ACQUISITION OF THE LAW OFFICE, INC.: In May 1995 the Company required 25% of the stock of The Law Office, Inc. (TLO), a development stage Company. The investment in TLO was accounted for under the equity method of accounting. In May 1996, the Company acquired all the outstanding shares of TLO for $50,750 in cash, 121,800 shares of the Company and options to buy 101,500 shares of the Company at $3.50 per share. The acquisition was accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on fair market values. The purchase price and allocation to assets acquired and liabilities assumed is as follows:

    Purchase Price
    Stock issued and cash paid         $   294,350
    Stock options issued                    29,550
    Liabilities assumed                    755,353
                                       -----------
                                       $ 1,079,253
                                       -----------
                                       -----------

    Allocated to:
    Tangible assets                    $    79,997
    Microsoft contract                      70,800
    Non compete agreement                  130,000
    Goodwill                               798,456
                                       -----------
                                       $ 1,079,253
                                       -----------
                                       -----------

The excess of the purchase price above the fair value of the assets has been assigned to intangible assets which are being amortized over periods ranging from 18 to 54 months.

PRO FORMA RESULTS OF OPERATIONS: The following pro forma information is based on the historical financial statements of the Company and TLO. This information gives effect to the acquisition of TLO by the Company as if it occurred on May 3, 1995, the date operations commenced for TLO. The pro forma financial information does not purport to represent what the Company's results of operations would actually had been if the acquisition has occurred on the dates indicated or to project the Company's results at any future period or date. The pro forma information is presented for comparative purposes only.

                                               Three Months Ending June 30,
                                                    1996            1995
                                               ------------     ------------
   Pro forma revenues                          $   488,255      $   356,920
                                               ------------     ------------
                                               ------------     ------------
   Pro forma loss income                       $  (459,087)     $   (38,235)
                                               ------------     ------------
                                               ------------     ------------
   Pro forma net loss per share                $      (.21)     $      (.04)
                                               ------------     ------------
                                               ------------     ------------
   Weighted avarage common shares
    and common equivalent shares
    outstanding                                  2,200,079        1,033,320
                                               ------------     ------------
                                               ------------     ------------


                                                Six Months Ending June 30,
                                                   1996            1995
                                               ------------     ------------

   Pro forma revenues                          $   930,037      $   719,112
                                               ------------     ------------
                                               ------------     ------------
   Pro forma loss                              $  (796,252)     $    (1,115)
                                               ------------     ------------
                                               ------------     ------------
   Pro forma net loss per share                $      (.37)     $      (0.0)
                                               ------------     ------------
                                               ------------     ------------
   Weighted avarage common shares
    and common equivalent shares
    outstanding                                  2,168,134          995,217
                                               ------------     ------------
                                               ------------     ------------

The Company continues to use the proceeds from the initial public offering to fund operating costs as it positions itself for future growth and to fund operating costs as it positions itself for future growth and to fund the operations of TLO. In addition, the Company continues to look for other marketing and development opportunities and alliances. The Company believes that cash requirements of TLO and other marketing and development activities will be significant in 1996 and into the first half of 1997. The Company intends to initially fund such investments and development activities and raise additional funding, if possible, in the future.

RECLASSIFICATIONS: Certain reclassifications have been made to the 1995 financial statements to conform to the classifications in the 1996 financial statements. These reclassifications did not have any impact on the net income or pro forma earnings per share of the Company for 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and footnotes which appear elsewhere in the Report and the Company's annual report for 1995 on Form 10-KSB.

This report contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements.

The Company's revenues have historically been derived from conducting analytical research and writing on a non-recurring basis for its customers.
Historically, the Company has experienced a seasonal fluctuation in revenues with second and third quarters being the slowest quarters of the year and the last quarter being the strongest. The Company has recently developed programs designed to attract customers to enter into long term relationships to provide greater consistency in quarterly revenues.

In May 1995 the Company acquired 25% of the stock of The Law Office,
Inc. (TLO). TLO is a development stage entity which will provide Microsoft and Internet content by the way of a web site. TLO plans to be a full-service, online commercial center offering a variety of goods and services to legal professionals and a variety of legal related goods and services to the general public. Revenues will be derived from the leasing of space on TLO's web site and from the sale of services and advertising. To date, TLO has not generated any significant revenues. The Company has been funding development of TLO since May 1995. The Company purchased all of the outstanding shares of TLO on May 13, 1996.

The Company issued shares in its public offering and received $ 4,462,880 in net proceeds from this offering in August 1995. The Company used a portion of the proceeds to hire additional sales, management and support personnel to substantially increase its sales and marketing activities. The Company believes that these activities will result in increased revenues in 1996. In addition to increased spending in the sales and marketing area, the Company has made certain development expenditures and other investments to position the Company for long term growth in emerging areas in the research and alternative dispute resolution niches of the legal services market.

RESULTS OF OPERATIONS:

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1995

REVENUES: Revenues increased by $131,335 or 36.6%, to $488,255 for the three month period ended June 30, 1996 over the same period of 1995. For the six month period, revenues increased $210,925 or 29.3%. The increase in revenues for the second quarter and the six months ended June 30, 1996 is primarily attributable to an increase in large multi-jurisdictional projects that the Company has been able to secure through sales and marketing activities. The Company expects to continue its sales and marketing efforts to seek and expand upon similar projects during the balance of 1996.

DIRECT OPERATING COSTS: Direct operating costs for compensation and other benefits include hourly contract fees for independent research attorneys and hourly compensation of staff research attorneys and secretarial support personnel. Other direct operating costs include royalty fees for association referrals, computer database charges and document retrieval expenses. Total direct operating costs increased $113,394 or 72.3% for the three months ended June 30, 1996 from the same period in 1995. The increase in direct operating costs is primarily due to the higher personnel costs and the hiring of independent attorneys in anticipation of additional research projects. For the six month period, direct operating costs increased $164,460 or 5.1.1 % for the comparable period of 1995. The increase is principally attributable to the hiring of additional personnel and the hiring of independent attorneys during the first six months of 1996.

GROSS PROFIT: Gross profit increased by $17,940 or 9.0% to $217,947 for the three months ended June 30, 1996, primarily as a result of the revenue increases. Due to the increase in direct operating costs discussed above, gross profit as a percentage of revenues declined from 56.O% to 44.6% during the second quarter of 1996. For the six month period, gross profit declined $46,465 or 11.7% for the comparable period of 1995. The decline is principally attributable to the increase in direct operating costs discussed above.

OTHER OPERATING COSTS: Other operating costs include compensation of officers and corporate staff, advertising expenditures and general corporate overhead, including depreciation and amortization. Other operating costs increased by $311,351 or 130.7% for the three months ended June 30, 1996 for the comparable period of 1995. Sales and marketing costs represented $166,355 or
118.7 percent of this increase. Of the increase of sales and marketing costs, $94,568 was due to increased staffing in the Company's sales group and increases marketing and advertising expenditures. The remaining increase is due to expenditures by TLO as it attempts to develop a sales staff and market its services. General and administrative costs increased $194,996 or
139.1 percent for the three months ended June 30, 1996 for the comparable period of 1995. Of the increase of general and administrative costs, $123,462 was principally due to increased staffing and overhead expenditures associated with a larger corporate staff. The remaining increase is due to general corporate overhead expenditures for TLO.

For the six month period, such costs increased $609,527 or 155.0%. Of this increase, $246,661 was attributable increased staffing in the sales group and increases in marketing and advertising expenditures by the Company and TLO. General and administrative costs increased by $362,866 from the comparable period in 1995 primarily attributable to increased staffing and related expenditures associated with a growth strategy in a publicly held company.

OTHER INCOME AND EXPENSES: Interest income increased $29,872 for the three months ended June 30, 1996 and $79,467 for the six months ended June 30, 1996 for the comparable periods in 1995. The increases reflects the earnings on invested cash proceeds received in the public offering along with interest on notes receivable. Interest expense decreased $1,949 for the three months ended June 30, 1996 and $7,157 for the six months ended June 30, 1996 for the comparable periods in 1995, due to the retirement of all interest bearing obligations in 1995. The Company recorded $12,976 for the three months ended June 30, 1996 as its 25 % share of the losses from TLO from April 1 through the date of acquisition on May 13, 1996. For the six month period, the Company recorded $64,476 as it share in TLO losses. TLO was incorporated and commenced operations in May 1995 and had insignificant results from operations during the second quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES Cash used in operating activities was $613,699 in the first six months of 1996. This was the result of $413,093 of net loss before depreciation and amortization and other non-cash charges offset by $200,606 investing activities for the first months of 1996 was $487,280 principally as a result of advances to and investment in TLO and purchases of furniture and equipment. No cash was provided from financing activities during the first six months of 1996.

Cash provided by operating activities was $29,928 in the first six months of 1995. This was the result of $8,744 of net income before depreciation and other non-cash charges and $21,184 of changes in assets and liabilities.
Cash used in investing activities for the first six months of 1995 was $47,365, representing advances to and investment in TLO and purchases of furniture and equipment. Cash provided by financing activities for the first six months of 1995 was $426,372, representing the proceeds from the Company's private placement of notes and warrants, and the sale of common stock, during the period offset by the expenses of such offerings, repayment of debt and a stockholder distribution.

The Company continues to use the proceeds from the its initial public offering to fund operating costs as it positions itself for future growth and to fund the operations of TLO. In addition, the Company continues to look for other marketing and development opportunities and alliances. The Company believes that cash requirements of TLO and other marketing and development activities will be significant in 1996 and into the first half of 1997. The Company intends to initially fund such investments and development activities and raise additional funding, if possible, in the future.

    PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    i.   None

(b) Report on Form 8-K

    i. Form 8 -K/A Amendment No. 1 to Current Report dated July 29, 1996, to amend the 8-K/A filing dated May 13, 1996. Includes Item 7, Financial Statements and exhibits, related to the Company's acquisition of The Law Office, Inc.

    SIGNATURES


    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       LEGAL RESEARCH CENTER, INC.




Dated: August 14, 1996                 By:    /s/ Frank G. Hallowell
                                            ----------------------------------
                                            Frank G. Hallowell
                                            Chief Financial Officer