Form 10QSB
period 1996-09-30
LEGAL RESEARCH CENTER INC
filed 1996-11-14
CIK 945506

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                              _________________________

                                     FORM 10-QSB

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996 or

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________________

                           COMMISSION FILE NUMBER  0-26548

                             Legal Research Center, Inc.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


        Minnesota                                  41-1680384
(STATE OR OTHER JURISDICTION              (IRS EMPLOYER IDENTIFICATION NO.)
     OF INCORPORATION)

700 Midland Square Building, 331 Second Avenue So., Minneapolis, MN 55401
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  612/332-4950

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                  -----    -----

                        (APPLICABLE ONLY TO CORPORATE ISSUERS)

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               3,297,633 shares of Common Stock as of November 8, 1996

                        LEGAL RESEARCH CENTER, INC.

                                     INDEX


PART I.  FINANCIAL INFORMATION                                          PAGE
                                                                        -----
Item 1.  Financial Statements:

   Consolidated Balance Sheets
        September 30, 1996 and December 31, 1995 .......................   2

   Consolidated Statements of Operations
        Three and Nine Months Ended September 30, 1996 and 1995 ........   4

   Consolidated Statements of Stockholders' Equity (Deficit) ...........   5

   Consolidated Statements of Cash Flows
        Nine Months Ended September 30, 1996 and 1995 ..................   6

   Notes to Consolidated Financial Statements ..........................   8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................  11


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K .............................  14

                            PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             LEGAL RESEARCH CENTER, INC.

                             CONSOLIDATED BALANCE SHEETS


                                            SEPTEMBER 30,  DECEMBER 31,
                                                 1996          1995
ASSETS                                       (unaudited)
-------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                 $  1,717,643   $  3,510,752
  Accounts receivable:
     Trade accounts, less allowance for
      doubtful accounts of $52,014 and
      $41,341, respectively                      599,174        205,604
       Unbilled services                         654,461        289,989
  Related-party accounts and notes receivable     52,444         56,816
  Other                                           29,006           --
                                              ----------    -----------
          Total current assets                 3,052,728      4,063,161
                                              ----------    -----------

Other Assets
  Intangible assets, net of accumulated
   amortization of $89,577                       843,467         --
  Investment in and notes receivable from
   The Law Office, Inc.                            --           193,539
  Investment in American Research Corp.          100,000        100,000
  Capitalized development costs                   97,039         14,000
                                              ----------    -----------
             Total other assets                1,040,506        307,539
                                              ----------    -----------

Furniture and equipment, at cost                 338,117        197,018
Less accumulated depreciation                   (104,526)       (44,598)
                                              ----------    -----------
                                                 233,591        152,420
                                              ----------    -----------
                                            $  4,326,825   $  4,523,120
                                              ----------    -----------
                                              ----------    -----------


See Notes to Consolidated Financial Statements (unaudited)

                             LEGAL RESEARCH CENTER, INC.

                             CONSOLIDATED BALANCE SHEETS


                                          SEPTEMBER 30,   DECEMBER 31,
                                             1996            1995
LIABILITIES AND STOCKHOLDERS' EQUITY       (unaudited)
-------------------------------------------------------------------------

Current Liabilities
  Accounts payable                          $  200,107      $  172,393
  Non compete agreement                         16,500            --
  Notes payable                                 15,000            --
  Client advances                               55,519          39,969
  Accrued expenses
    Compensation                               148,804          59,544
    Other                                       58,264          10,510
                                             ----------    -----------
        Total current liabilities              494,194         282,416
                                             ----------    -----------

Long-Term Liabilities
  Non compete agreement                         51,596            --
  Deferred income taxes                         17,700            --

Redeemable common stock, authorized, issued
  and outstanding 40,000 shares                140,000            --

Stockholders' Equity
  Common stock, $0.01 par value; authorized
   20,000,000 shares; issued 3,297,633 and
   2,135,833 shares, respectively;              32,976          21,358
  Additional paid-in capital                 6,765,307       4,551,634
  Accumulated deficit                       (1,208,698)       (332,288)
  Notes receivable from officers
   and director                             (1,966,250)           --
                                            -----------    -----------
                                             3,623,335       4,240,704
                                             ----------    -----------
                                          $  4,326,825    $  4,523,120
                                           ------------    -----------
                                           ------------    -----------

See Notes to Consolidated Financial Statements (unaudited)

                             LEGAL RESEARCH CENTER, INC.

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (unaudited)

                                          Three Months                   Nine Months
                                       Ended September 30,            Ended September 30,
                                     -------------------------------------------------------
                                        1996           1995         1996         1995
                                     -------------------------------------------------------
Revenues                             $  952,037     $  252,883     $  1,882,074   $  971,995
Direct Operating Costs
  Compensation and benefits             368,173        113,959          741,470      353,458
  Other                                 162,737         49,868          275,873      134,469
                                     -------------------------------------------------------
    Total direct operating costs        530,910        163,827        1,017,343      487,927
                                     -------------------------------------------------------
    Gross profit                        421,127         89,056          864,731      484,068

Other Operating Costs
  Sales and marketing                   223,587        133,359          619,332      303,519
  General and administrative            297,346        139,479          811,061      360,446
  Development costs of The
    Law Office, Inc.                    263,032         --              356,238         --
                                     -------------------------------------------------------
    Total other operating costs         783,965        272,838        1,786,631      663,965
                                     -------------------------------------------------------
    Operating loss                     (362,838)      (183,782)        (921,900)    (179,897)

Interest income                          28,497         31,280          109,966       33,397
Interest expense                           --          (13,550)           --         (20,707)
Equity in pre-acquisition losses
  of The Law Office, Inc.                  --          (19,500)         (64,476)     (19,500)
                                     -------------------------------------------------------
    Net loss                       $  (334,341)    $  (185,552)     $  (876,410)  $ (186,707)
                                     -------------------------------------------------------
                                     -------------------------------------------------------
    Net loss per share             $      (.15)    $      (.13)     $      (.40)  $     (.24)
                                     -------------------------------------------------------
                                     -------------------------------------------------------

Weighted Average Common
  and Common Equivalent
  Shares Outstanding                 2,266,763       1,405,489        2,201,132      787,039
                                     -------------------------------------------------------
                                     -------------------------------------------------------

See Notes to Consolidated Financial Statements (unaudited)

                             LEGAL RESEARCH CENTER, INC.

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                          Common
                                   ----------------------  Additional
                                                             Paid-in    Accumulated
                                    Shares       Amount      Capital      Deficit     Total
                                -------------------------------------------------------------
Balance, December 31, 1994          500,000     $  5,000    $  104,417  $(127,840) $  (18,423)
  Sale of common stock               26,296          263        70,737      --         71,000
  Conversion of note payable to
    common stock                     57,037          570       153,430      --        154,000
  Distribution to stockholders         --            --           --      (36,000)    (36,000)
  Net loss through date of
    S Corporation termination          --            --           --      (60,465)    (60,465)
  Sale of common stock, net of
    issuance costs of $970,870    1,552,500       15,525     4,447,355       --     4,462,880
  Constructive dividend to
    S Corporation stockholders         --            --       (224,305)   224,305
  Net loss subsequent to
    S Corporation termination          --            --           --     (332,288)   (332,288)
                                -------------------------------------------------------------
Balance, December 31, 1995        2,135,833       21,358     4,551,634   (332,288)  4,240,704
  Issuance of stock to purchase
   The Law Office, Inc.             121,800        1,218       242,382       --       243,600
  Issuance of stock options to
   purchase The Law Office, Inc.      --           --           15,441       --        15,441
  Issuance of shares to officers
   and director                   1,040,000       10,400     1,955,850       --     1,966,250
  Notes received for issuance
   of shares                          --           --            --          --    (1,966,250)
  Net loss                            --           --            --      (876,410)   (876,410)
                                -------------------------------------------------------------
Balance, September 30, 1996       3,297,633    $  32,976  $6,765,307  $(1,208,698) $3,623,335
                                -------------------------------------------------------------
                                -------------------------------------------------------------

See Notes to Consolidated Financial Statements (unaudited)

                             LEGAL RESEARCH CENTER, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                       Nine Months Ended
                                                         September 30,
                                                  ---------------------------
                                                      1996          1995
                                                  ---------------------------
Cash Flows from Operating Activities
Net loss                                          $  (876,410)   $  (186,707)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities
 net of the effects of the purchase of
 The Law Office, Inc.:
    Depreciation and amortization                     147,337          9,522
    Provision for uncollectible accounts receivable    10,673          4,605
    Equity in pre-acquisition losses of The Law
     Office, Inc.                                      64,476         19,500
    Changes in assets and liabilities:
      Trade accounts receivable and unbilled
       services                                      (768,715)       (40,358)
      Other current assets                             (2,464)        (1,816)
      Related-party accounts and notes receivable      14,372            --
      Accounts payable                                (14,945)       149,239
      Client advances                                   3,050         16,936
      Accrued expenses                                135,061         10,226
                                                  ---------------------------
        Net cash used in operating activities      (1,287,565)       (18,853)
                                                  ---------------------------
Cash Flows from Investing Activities
  Cash paid for the purchase of The Law
   Office, Inc.                                       (50,750)       (29,500)
  Advances to The Law Office, Inc.
   through the date of acquisition                   (267,932)       (95,000)
  Purchase of American Research Corp. common stock       --         (100,000)
  Disbursements on notes receivable                      --          (55,000)
  Purchases of furniture and equipment                (94,022)      (108,151)
  Capitalized development costs                       (83,039)           --
                                                  ---------------------------
        Net cash used in investing activities        (495,743)      (387,651)
                                                  ---------------------------

Cash Flows From Financing Activities
  Cash payments on non compete agreements              (9,801)           --
  Net proceeds on notes payable                          --           77,000
  Net proceeds on the sale of common stock               --        4,554,126
  Principal payments on long-term debt                   --         (141,023)
  S Corporation distribution to stockholders             --          (36,000)
                                                  ---------------------------
        Net cash provided by financing
          activities                                   (9,801)     4,454,103
                                                  ---------------------------
        (Decrease) increase in cash and cash
           equivalents                              (1,793,109)    4,047,599
                                                  ---------------------------

Cash and cash equivalents
  Beginning                                          3,510,752         1,249
                                                  ---------------------------
  Ending                                          $  1,717,643   $  4,048,848
                                                  ---------------------------
                                                  ---------------------------
See Notes to Consolidated Financial Statements (unaudited)

                             LEGAL RESEARCH CENTER, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                    ---------------------------
                                                        1996          1995
                                                    ---------------------------

Supplemental Disclosures of Cash Flow Information
    Cash payments for interest                        $  --          $  20,707
                                                    ---------------------------
                                                    ---------------------------
Supplemental Schedule of Non-cash Investing
 and Financing Activities
   Conversion of note payable to common stock         $  --          $  154,000
   Deferred stock offering costs                         --          $   20,246
                                                    ---------------------------
                                                    ---------------------------

   Acquisition of The Law Office, Inc.
     Cash purchase price                              $  50,750      $    --
                                                    ---------------------------
                                                    ---------------------------

     Tangible assets acquired                         $  79,997      $    --
     Intangible assets acquired                         933,044           --
     Liabilities assumed                               (625,353)          --
     Stock options issued                               (15,441)          --
     Non compete agreement                              (77,897)          --
     Stock issued                                      (243,600)          --
                                                    ---------------------------
                                                      $  50,750      $    --
                                                    ---------------------------
                                                    ---------------------------


See Notes to Consolidated Financial Statements (unaudited)

LEGAL RESEARCH CENTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996 (UNAUDITED)

PRINCIPLES OF CONSOLIDATION:   The consolidated financial statements include
the accounts of the Company and its subsidiaries, The Law Office, Inc. and The CyberLaw Office, Inc. All significant intercompany accounts and transactions have been eliminated.

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

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NET LOSS PER COMMON SHARE: Net loss per common share is computed on the basis of the weighted average number of common shares, and when dilutive, common equivalent shares outstanding during the respective periods.

INCOME TAXES AND S CORPORATION DISTRIBUTIONS: Prior to the completion of its initial public offering (IPO) on August 8, 1995, the profits and losses of the Company were reported in the individual income tax returns of the stockholders under sub-chapter S of the Internal Revenue Code. Periodic distributions were made to the Company's stockholders for the estimated income tax liability on the S Corporation earnings. Upon the completion of the IPO, the Company became a C Corporation, and was required to pay income taxes on its subsequent earnings.

The income tax benefit computed at the statutory rate for the nine month period ended September 30, 1996 is approximately $300,000, which is offset by a valuation allowance of the same amount. Deferred tax assets consist primarily of a net loss carry forward, intangible asset amortization, allowance for doubtful trade accounts, and equity in the losses of The Law Office, Inc., through the date of acquisition.

MAJOR CUSTOMER: One customer accounted for 66.6% of the Company's total revenues for the quarter ended September 30, 1996. This same customer accounted for 42.9% of the Company's total revenues for the nine month period ended September 30, 1996. Two customers accounted for 12.2% and 15.8%, respectively, of the Company's total revenues for the quarter ended September 30, 1995. No single customer accounted for more than 10% of the Company's total revenues for the nine month period ended September 30, 1995.

ACQUISITION OF THE LAW OFFICE, INC.: In May 1995 the Company acquired 25% of the stock of The Law Office, Inc. (TLO), a development stage company. The investment in TLO was accounted for under the equity method of accounting.
In May 1996, the Company acquired all the outstanding shares of TLO for $50,750 in cash, issuance of 121,800 shares of the Company and options to buy 53,000 shares of the Company at $3.50 per share. The purchase of TLO was accounted for as a purchase and the purchase price has been allocated to the assets acquired and liabilities assumed based on fair values. The original purchase price allocation recognized in the second quarter of 1996 consisted of actual and contingent liabilities. During the third quarter of 1996, certain contingent liabilities were settled; accordingly, the purchase price allocation has been adjusted to reflect the settlement. The revised purchase price and allocation to assets acquired and liabilities assumed is as follows:

              Purchase Price
                 Stock issued and cash paid              $  294,350
                 Stock options issued                        15,441
                 Liabilities assumed                        703,250
                                                         -----------
                                                         $ 1,013,041
                                                         -----------
                                                         -----------

              Allocated to:
                 Tangible assets                         $    79,997
                 Microsoft contract                           70,800
                 Non compete agreement                        77,897
                 Goodwill                                    784,347
                                                         -----------
                                                         $ 1,013,041
                                                         -----------
                                                         -----------

The excess of the purchase price above the fair value of the assets has been assigned to intangible assets which are being amortized over periods ranging from 18 to 60 months.

THE CYBERLAW OFFICE, INC.: The CyberLaw Office, Inc. (CLO), a Minnesota corporation, was incorporated on October 16, 1995, and is a majority owned subsidiary of the Company. CLO was originally created by the Company to expand its on-line activities into the international market place. In July 1996, the Company sold a 15% interest to a director of the Company as an inducement to become the new Chief Executive Officer of CLO, as part of the employment agreement, for a nominal sum. CLO has insignificant assets and reported no results from operations in the third quarter and nine months ending September 30, 1996. In August 1996, the Company consolidated management of all Internet related activities under the Chief Executive Officer of CLO. The Company intends to consolidate ownership of TLO under CLO in the near future. TLO has a negative book value and requires substantial additional investment to achieve its potential. CLO plans to seek additional investment from potential outside investors in the future.

REDEEMABLE COMMON STOCK: In September 1996, the Company issued 40,000 shares of common stock on behalf of TLO to settle a $140,000 note payable. The note was issued to a former shareholder of TLO as a prerequisite to the acquisition of TLO by the Company. Under the terms of the agreement by which the shares were issued, the shareholder can require the Company to redeem 10,000 shares at $3.50 a share upon written notice to the Company, on or before December 31, 1997. In October 1996, 10,000 of the redeemable common shares were repurchased by the Company from the shareholder at $3.50 a share.
 In addition, the shareholder can require the Company to redeem a portion or all of the remaining 30,000 shares at $3.50 a share if TLO obtains debt or equity financing in excess of $500,000.

NOTES RECEIVABLE FROM OFFICERS AND DIRECTOR: On September 3, 1996 the Company sold an aggregate of 1,040,000 shares of its common stock to three of its officers and/or directors, at the closing price for the Company's common stock on September 4, 1996, or $1.890625 per share. The purchases were made through seven year non-recourse notes, with the shares pledged as collateral.
 The notes bear a fixed interest rate of 8.5% and cannot be prepaid anytime before September 2, 2003. The shares are restricted and cannot be sold or otherwise transferred without repaying the notes. It is Company policy not to record interest income on the notes until cash is received on September 2, 2003.

Common stock issued to officers or directors in exchange for notes receivable structured as described above, are not deemed to be shares outstanding under
generally accepted accounting principles.   Rather, such shares are
considered stock options and therefore common stock equivalents for purposes of calculating weighted common average shares outstanding and earnings per share.

PRO FORMA RESULTS OF OPERATIONS: The following pro forma information is based on the historical financial statements of the Company and TLO. This information gives effect to the acquisition of TLO by the Company as if it occurred on May 3, 1995, the date operations commenced for TLO. The pro forma financial information does not purport to represent what the Company's results of operations would actually have been if the acquisition occurred on the dates indicated or to project the Company's results at any future period or date. The pro forma information is presented for comparative purposes only.
                                    9

                                         Three Months Ending September 30,
                                               1996             1995
                                         ---------------------------------
Pro forma revenues                           $  952,037     $  252,883
                                         ---------------------------------
                                         ---------------------------------
Pro forma loss                               $  (334,341)   $  (244,330)
                                         ---------------------------------
                                         ---------------------------------
Pro forma net loss per share                 $      (.15)   $      (.16)
                                         ---------------------------------
                                         ---------------------------------

Weighted average common and common equivalent
 shares outstanding                            2,266,763      1,527,289
                                         ---------------------------------
                                         ---------------------------------




                                          Nine Months Ending September 30,
                                               1996             1995
                                         ---------------------------------
Pro forma revenues                          $ 1,882,074     $   971,995
                                         ---------------------------------
                                         ---------------------------------
Pro forma loss                              $(1,036,720)    $  (245,485)
                                         ---------------------------------
                                         ---------------------------------
Pro forma net loss per share                $      (.47)    $      (.29)
                                         ---------------------------------
                                         ---------------------------------
Weighted average common and common
equivalent shares outstanding                 2,201,132         853,962
                                         ---------------------------------
                                         ---------------------------------

RECLASSIFICATIONS: Certain reclassifications have been made to the 1995 financial statements to conform to the classifications in the 1996 financial statements. These reclassifications did not have any impact on the net loss or net loss per share of the Company for 1995.

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

In May 1995 the Company acquired 25% of the stock of The Law Office, Inc.
(TLO). The Company purchased all of the outstanding shares of TLO on May 13, 1996. TLO is a development stage entity which will provide content by the way of web-sites on MSN and the Internet. TLO plans to be a full-service, on-line commercial center offering a variety of goods and services to legal professionals and a variety of legal related goods and services to the general public. Revenues will be derived from the leasing of space on TLO's web-site and from the sale of services and advertising. To date, TLO has generated $9,200 in revenues. Third quarter and 1996 year-to-date expenditures from the date of acquisition have been on activities necessary to bring the web-site on-line, develop a sales and marketing program, solicit content providers and hire staff. The Company has been funding development of TLO since May 1995. The Company recognized $263,032 of expenses associated with the development of TLO for the three months ended September 30, 1996. From January 1, 1996 through the date of acquisition on May 13,
1996, the Company recorded 25% of TLO's losses, or $64,476.   For the nine
month period ending September 30, 1996, the Company recognized $356,238 in
development costs of TLO.   TLO commenced operations in May 1995 and reported
year-to-date losses of $78,000 through September 30, 1995, of which $19,500 had been recorded by the Company under the equity method of accounting.

In October 1995, the Company created CLO to expand its on-line activities into the international market place. In July 1996, the Company sold a 15% interest to a director of the Company as an inducement to become the new Chief Executive Officer of CLO. In August 1996, the Company consolidated management of all Internet related activities under the Chief Executive Officer of CLO. The Company intends to consolidate ownership of TLO under CLO in the near future. TLO has a negative book value and requires substantial additional investment to achieve its potential. CLO plans to seek additional investment from potential outside investors in the future.

The Company issued shares in a public offering and received $4,462,880 in net proceeds from this offering in August 1995. The Company used a portion of the proceeds to hire additional sales, management and support personnel to substantially increase its sales and marketing activities. The Company believes that these activities will result in increased revenues in 1996 and in future years. The Company also used a portion of the net proceeds to purchase and fund the development of TLO. The Company expects to continue to fund TLO operations and, if possible, raise additional funds from outside sources. In addition to increased spending in the sales and marketing area and the funding of TLO, the Company has made certain development expenditures and other investments to position the Company for long term growth in emerging areas in the research and alternative dispute resolution niches of the legal services market.

RESULTS OF OPERATIONS

REVENUES: Revenues increased by $699,154 or 276.5%, to $952,037 for the three month period ended September 30, 1996 over the same period of 1995. For the nine month period, revenues increased $910,079 to $1,882,074 or 93.6%. The increase in revenues for the third quarter and the nine months ended September 30, 1996 is primarily attributable to an increase in large multi-jurisdictional research projects that the Company has been able to secure through sales and marketing activities. Multi-jurisdictional surveys are typically non-recurring projects. In some instances on-going revenue will be derived from updating completed projects quarterly or annually. The Company expects to continue its sales and marketing efforts to seek and expand upon similar projects in the future.

DIRECT OPERATING COSTS: Direct operating costs for compensation and other benefits include hourly contract fees for independent research attorneys and hourly compensation of staff research attorneys, document production and support personnel. Other direct operating costs include outside research fees and services, royalty fees for association referrals, computer database charges and document retrieval expenses. The Company attempts to fix its direct operating costs as a percentage of revenue associated with the preparation of research and writing for its customers.

Total direct operating costs increased $367,083, or 224.1%, for the three months ended September 30, 1996 from the same period in 1995. The increase in direct operating costs is primarily due to higher personnel costs, hiring of independent attorneys and fees paid to outside firms to complete large multi-jurisdictional research projects. For the nine month period, direct operating costs increased $529,416, or 108.5%, for the comparable period of 1995. The increase is principally attributable to the hiring of additional personnel, hiring of independent attorneys and fees paid to outside firms to support research operations during the first nine months of 1996.

Direct operating costs, expressed as a percentage of revenue, declined from 64.8% to 55.8% for the three months ended September 30, 1996 from the same period in 1995. The decrease is primarily due to higher fixed expenses in 1995 in relation to billable revenue as discussed above. For the nine month period, direct costs, expressed as a percentage of revenue, increased from 50.2% to 54.1%. The increase is attributable to higher direct costs in 1996 in relation to billable revenue as discussed in the preceding paragraph.

GROSS PROFIT: Gross profit increased by $332,071, or 372.9%, to $421,127 for the three months ended September 30, 1996, primarily as a result of the revenue increases. Due to the increase in direct operating costs in 1995 discussed above, gross profit as a percentage of revenues increased from 35% to 44% during the third quarter of 1996. For the nine month period, gross profit increased by $380,663, or 78.6%, from the comparable period in 1995. As a percentage of revenue, gross profit declined from 49.8% to 45.9% for the comparable nine month period of 1995. The decline is principally attributable to the increase in direct operating costs in 1996, as discussed above.

OTHER OPERATING COSTS: Other operating costs include compensation of officers and corporate staff, advertising expenditures and general corporate overhead, including depreciation and amortization. Other operating costs increased by $511,127, or 187.3%, for the three months ended September 30, 1996 from the comparable period of 1995. The increase in other operating costs by major category was $90,227, or 67.7%, in sales and marketing; $157,868, or 113.2%, in general and administrative; and $263,032 in development costs of TLO. The increase of sales and marketing costs was due to increased staffing in the Company's sales group and increased marketing and advertising expenditures. General and administrative expenditures increased due to higher compensation and benefits costs, hiring of additional support personnel, and increases in operating expenses (rent, utilities,
supplies) for a larger organization.   TLO development costs increased due to
expenditures by TLO as it attempts to develop a sales staff and market its services.

For the nine month period, other operating costs increased $1,122,666 or 169.1%. Of this increase, $315,813 was attributable to increased staffing in the sales group and increases in marketing and advertising expenditures to produce new research projects. General and administrative costs increased by $450,615 from the comparable period in 1995 primarily attributable to increased staffing and related expenditures associated with a growth strategy in a publicly held company. TLO development costs increased by $356,238 due to on-going development activities discussed above.

OTHER INCOME AND EXPENSES: Interest income decreased $2,783 for the three months ended September 30, 1996 and increased $76,569 for the nine months ended September 30, 1996 from the comparable period in 1995. The decrease in the third quarter interest income was a result of less cash invested in interest bearing accounts. The increase in interest income in the first nine months of 1996 over 1995 is due to earnings on invested cash proceeds received in the public offering that was completed in August of 1995.

Interest expense decreased $13,550 for the three months ended September 30, 1996 and $20,707 for the nine months ended September 30, 1996 from the comparable periods in 1995, due to the retirement of all interest bearing obligations in 1995.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $1,287,565 in the first nine months of 1996. This use of cash is primarily the result of a $653,924 net loss before depreciation and amortization and other non-cash charges offset by a $768,715 increase in accounts receivable and unbilled services. The increase in accounts receivable and unbilled services is attributable to one large, multi-jurisdictional project for which billing cycle spans over a 3 to 6 month time frame.

Investing activity for the first nine months of 1996 was $495,743 principally as a result of advances to TLO through the date of acquisition and purchases of furniture and equipment. Cash used in financing activities consisted of $9,801 paid to amortize non compete obligations through September 30, 1996. The non compete obligations arose in connection with the Company's purchase of TLO in May 1996.

Cash used by operating activities was $18,853 in the first nine months of 1995. This was the result of $153,080 of net income before depreciation and other non-cash charges and $134,227 of changes in assets and liabilities. Cash used in investing activities for the first nine months of 1995 was $387,651 representing advances to and investment in TLO, an investment in and advances to American Research Corp. and purchases of furniture and equipment. Cash provided by financing activities for the first nine months of 1995 was $4,454,103 representing the proceeds from the Company's sale of common stock during the period and proceeds on notes payable, offset by the repayment of long-term debt and a stockholder distribution to pay for estimated taxes when the Company's earnings were taxed as a sub-chapter S corporation.

The Company continues to use the proceeds from its initial public offering to fund operating costs as it positions itself for future growth and to fund the operations of TLO. In addition, the Company continues to look for other marketing and development opportunities and alliances. The Company believes that the cash requirements of TLO and other marketing and development activities will be significant for the remainder of 1996 and into the first half of 1997. The Company intends to initially fund such investments and development activities and raise additional funding, if possible, in the future.

PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

         i. News release dated November 6, 1996 regarding the financial results for the nine months ended September 30, 1996.

    (b) Reports on Form 8-K

         Form 8-K, dated September 5, 1996.  Includes Item 5, Other Events,
              Sale of Common Shares to officers and a director.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  LEGAL RESEARCH CENTER, INC.


Dated: November 8, 1996                  By:   /s/ Frank G. Hallowell
                                            --------------------------------
                                            Frank G. Hallowell
                                            Vice President and Chief
                                              Financial Officer

FOR IMMEDIATE RELEASE

November 6, 1996

Legal Research Center, Inc.            Contacts: Christopher Ljungkull, CEO
700 Midland Square Building                      Legal Research Center, Inc.
331 Second Avenue South                          612/332-4950, 800/776-9377
Minneapolis, MN 55401

                                                 Joseph Jennings
                                                 The Sage Group
                                                 612/321-9897


                           LEGAL RESEARCH CENTER ANNOUNCES
                        STRONG REVENUE GROWTH IN THIRD QUARTER


    Minneapolis, MN - Legal Research Center, Inc. (NASDAQ:LRCI) today announced financial results for its third quarter ended September 30, 1996, with record revenues of $952,037, up $699,154 or 276 percent from revenues of $252,883 in the third quarter of last year. The company reported a net loss for the quarter of $334,341, or 15 cents per share, versus a net loss of $185,552, or 13 cents a share, in the same period of 1995. That portion of the net loss attributable to the company's on-going development of The Law Office, Inc. (TLO) amounted to $263,032, or 12 cents per share.

    For the nine months ended September 30, 1996, Legal Research Center had revenues of $1,882,074 versus $971,995 last year, an increase of 94 percent. The company posted a net loss for the first nine months in 1996 of $876,410, or 40 cents a share, compared to a net loss of $186,707, or 24 cents a share, over the same period in 1995. That portion of the net loss attributable to the company's investment in TLO amounted to $356,238, or 16 cents per share, for the nine months ended September 30, 1996.

    The weighted average number of common and common equivalent shares used in per-share reporting increased from 1,405,489 in the third quarter of 1995 to 2,266,763 in the second quarter of 1996 as a result of the company's initial public offering in August of 1995 and additional share issuances in the second quarter of 1996.

    During the third quarter of 1996, Legal Research Center consolidated the management of its Internet related activities including TLO within the CyberLaw Office, Inc. (CLO), a subsidiary of the company. CLO completed several alliances during the quarter including Inherent.com, a graphics and web-site management provider; American Research Corp., a publishing and marketing services provider to the legal industry; and Law Journal Extra, Inc., a publisher and provider of services to the legal industry. TLO also recognized initial revenues ahead of plan in this quarter.

    Christopher Ljungkull, chief executive officer of Legal Research Center, commented: "It is extremely gratifying to see improvement in the operating performance of our core research business. Factoring out the operating results of TLO, our development stage subsidiary, we had a 3-cent loss per share, versus a 13-cent loss in the third quarter a year ago. This demonstrates the company's ability to achieve fast growth and turn toward profitability at the same time.

    "The tremendous increase in revenue virtually ensures that we'll be meeting revenue expectations for the year. Without projecting revenue or earnings figures, we expect impressive growth going forward into 1997, with profitability on a consolidated basis by mid year 1997, and increasing throughout the remainder of next year."

    Legal Research Center, headquarters in Minneapolis, offers cost-effective legal research and writing services to attorneys in corporate and private practice throughout the world. Legal Research Center also provides law-related products and services to lawyers and the general public through The Law Office, which operates a web site on The Microsoft Network and the Internet. Additionally, the company is developing a proprietary ADR training program for corporate and legal use under the trade name CADRE (Center for Alternative Dispute Resolution Enterprise).









SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995:

STATEMENTS CONTAINED HERE, OTHER THAN HISTORICAL DATA, MAY BE FORWARD-LOOKING AND SUBJECT TO RISKS AND UNCERTAINTIES INCLUDING, BUT NOT LIMITED TO THE CONTINUATION OF REVENUES THROUGH THE COMPANY'S STRATEGIC ALLIANCES AND THE SUCCESSFUL DEVELOPMENT OF OTHER NEW BUSINESS, AS WELL AS THOSE SET FORTH IN THE COMPANY'S 10KSB, 10QSB AND OTHER SEC FILINGS.

                         (more - summary financials follow)

                           LEGAL RESEARCH CENTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                  Three Months                     Nine Months
                                               Ended September 30,              Ended September 30,
                                        ------------------------------   -----------------------------
                                                1996           1995            1996         1995
                                        ------------------------------   -----------------------------
Revenues                                    $   952,037    $   252,883    $ 1,882,074    $   971,995
Development costs of The Law Office, Inc.   $  (263,032)   $   --         $  (356,238)   $     --
Operating loss                              $  (362,838)   $  (183,782)   $  (921,900)   $  (179,897)
Net loss                                    $  (334,341)   $  (185,552)   $  (876,410)   $  (186,707)
Net loss per share                          $     (0.15)   $     (0.13)   $     (0.40)   $     (0.24)
Weighted average common and common
  equivalent shares outstanding               2,266,763      1,405,489      2,201,132        787,039




CONDENSED CONSOLIDATED BALANCE SHEETS

                                              (unaudited)
                                             September 30,      December 31,
                                                 1996               1995
                                           ----------------     -----------

Current assets                               $  3,052,728       $  4,063,161
Furniture and equipment, net                      233,591            152,420
Other assets                                    1,040,506            307,539
                                           ----------------     ------------
  Total assets                               $  4,326,825       $  4,523,120
                                           ----------------     ------------
                                           ----------------     ------------

Current liabilities                          $    494,194       $    282,416
Long-term and other liabilities                   209,296               --
Stockholders' equity                            3,623,335          4,240,704
                                           ----------------     ------------
  Total liabilities and shareholders'
     equity                                  $  4,326,825       $  4,523,120
                                           ----------------     ------------
                                           ----------------     ------------