Form 10KSB
period 1996-12-31
LEGAL RESEARCH CENTER INC
filed 1997-03-27
CIK 945506

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1996 or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ____________ to ____________.

                         Commission file number 0-26548

                           Legal Research Center, Inc.
(Name of Small Business Issuer in Its Charter)

Minnesota                                                          41-1680384
(State or Other Jurisdiction                                     (IRS Employer
of Incorporation or Organization)                            Identification No.)

700 Midland Square Building, 331 Second Ave. So., Minneapolis, MN     55401
(Address of Principal Executive Offices)                            (Zip Code)

Issuer's Telephone Number, Including Area Code: 612/332-4950

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

     Check whether the issuer filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No
                                                              --     --

                            [Cover page 1 of 2 pages]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                     ---

     State issuer's revenues for its most recent fiscal year. $2,760,038

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

                         $2,854,813 as of March 7, 1997

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              3,297,633 shares of Common Stock as of March 7, 1997

                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security-holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security-holders for fiscal year ended December 31, 1996).

     Definitive Proxy Statement of Legal Research Center, Inc., relating to the Annual Meeting of Shareholders to be held in June 1997 (the "1997 Proxy Statement") (incorporated by reference into Part III of this Form 10-KSB).

                            [Cover page 2 of 2 pages]

PART I

                         Item 1. DESCRIPTION OF BUSINESS

General

     Legal Research Center, Inc. (the "Company" or "LRC") became a publicly-owned company in August 1995. The Company provides outsourced legal and factual research, writing and support services to U.S. and Canadian attorneys in corporate and private practice. LRC utilizes a carefully selected group of attorneys to provide value-added services to its customers by (i) conducting computerized and manual legal and factual information research and analysis and
(ii) preparing written memoranda, formal court-ready legal briefs and surveys of the law. As an adjunct to its core services, the Company also provides contract attorneys to law firms and corporate law departments on a temporary or permanent basis, library management services and non-legal research services to the general public.

Industry Overview

     U.S. Industrial Outlook 1994 estimated that over $97 billion was spent in 1994 in the U.S. on legal services and that such expenditures have increased significantly over the past ten years. In advising clients on the routine legal and practical aspects of their business transactions and dealings, and in advocating positions in court on behalf of clients, attorneys in corporate and private practice rely on an analysis of applicable laws, rules, regulations and court decisions. As federal, state and local governmental authorities increasingly add to the myriad of laws and as the number of court decisions proliferate, the accurate and timely analysis of the controlling law places growing burdens on practicing private and corporate attorneys. Even with the introduction of computerized legal databases such as West Publishing Company's WESTLAW system and Mead Data Central, Inc.'s LEXIS/NEXIS system, a significant portion of the average attorney's billable time is dedicated to legal research.

     In a large private law firm, an associate attorney, who typically is less experienced than the attorney having the primary business contact with the firm's client, is usually assigned the task of conducting all necessary legal and factual research and of writing an internal memorandum to the senior attorney related to the client's project or lawsuit. The memorandum, which usually describes the controlling laws and court decisions relevant to the issues presented, may be shared with the client in connection with strategic decision making on a business issue or in the ongoing litigation. If the project involves litigation, the associate attorney may also be assigned the responsibility to prepare a legal brief for presentation to the court. A legal brief advocates a client's legal, factual and business reasons for prevailing over the opposing party on the issues presented to the court for adjudication. Research and writing services, such as LRC, prepare legal memoranda and briefs for review and use by attorneys in law firms as an alternative to internal preparation by law firm associates.

         Corporations with in-house legal counsel usually rely on their staff to advise management on core business and legal issues. However, in-house counsel continue to rely on private law firm support for expertise in areas outside of the counsel's knowledge and for the conduct of litigation. As corporations seek to improve operating efficiencies and reduce costs in all areas of their businesses, their in-house legal counsel also seek to reduce overall outside legal expenses. Increasingly, corporate clients have begun to treat legal services as a commodity and have been carefully reviewing the legal fees charged by private law firms for analytical research and writing, especially since much of this work is performed out of the client's view and therefore cannot easily be assessed as to its actual added value. These trends also have led corporations to outsource their legal and factual research and writing activities to professional research and writing companies such as LRC. Management believes that there will be continued growth in the outsourcing of legal and factual research and writing activities by corporations and that such corporations will increasingly use, or require their outside counsel to use, companies such as LRC for such purposes.

     Individual attorney practitioners and small law firms often do not have the professional support for the conduct of legal and factual research or for writing projects. In order to accomplish necessary legal research and writing, yet at the same time focus their efforts on direct client contact, solo practitioners and small law firms increasingly are outsourcing their legal and factual research and writing activities to professional companies such as LRC.

Business Overview and Initiatives

     LRC's core activities consist of providing legal and factual information research and writing services to its customers. The Company may receive assignments from corporate in-house counsel or law firms requesting the analysis of a single legal or factual issue or of complex, interrelated issues. Upon receipt of an assignment, the Company assigns the project directly to one of the Company's research attorneys who contacts the customer to obtain any additional information necessary to understand the scope of the project and the customer's needs. The researcher accesses available legal and other computer databases, such as WESTLAW, LEXIS/NEXIS and DIALOG, to locate controlling laws, rules and regulations and court decisions relevant to the customer's research request and conducts research manually, in order to obtain the information necessary to complete the customer's project.

     In most cases, the Company provides its customers with a finished written work product often in the form of (i) a memorandum describing the facts of the customer's project and setting forth the legal and factual analysis of the issues presented, (ii) a court-ready legal brief which advocates the legal, factual and business reasons why the customer should prevail over the opposing party in the matter before the court for adjudication or (iii) a survey of the applicable laws, rules and regulations in various jurisdictions on the topics selected by the customer. In order to ensure the quality of the Company's work product, the Company's managing research attorneys conduct a substantive and an editorial review of legal memoranda, briefs and multi-jurisdictional surveys, and all documents are edited and checked for proper citations.

     LRC regularly seeks to create new products and value-added services for its clients. Towards this end, the Company developed a product called Multi-Jurisdictional Surveys. The Company prepares written reports of the laws in various states on selected topics for corporate customers. For example, in 1996, the Company completed a large, 52 jurisdiction survey of law for the banking and financial services industries. An attractive feature of this form of product is that, once prepared, it can be resold to other customers who can use this information. The Company also adds value to the product by converting all or portions of the document into electronic form which is easier to review and cross reference. The Company attempts to re-market these surveys to other corporate customers and shares proceeds from remarketing with the originating customer, thereby enabling them to recoup a substantial portion of the original cost of the survey.

     The Company believes that as on-line communication of information on established networks like The Microsoft Network (MSN) and on the Internet become more standardized and widely utilized, corporate counsel and attorneys will gravitate towards using this medium to purchase and sell their products and services. The Company's strategy is to play an active role in this emerging market.

     In May 1996 the Company  completed  the  purchase  of The Law Office,  Inc.
(TLO). TLO is a development stage entity which will provide content by the way of web-sites on MSN and the Internet.

TLO operates as a MSN content provider under a non-exclusive contract with Microsoft Online Services Partnership. The contract expires in December 1997 and the Company expects to be able to renew this contract for additional annual terms after the initial expiration date. Revenues will be derived from the leasing of space on TLO's web-site and from the sale of services and advertising. As of December 31, 1996, TLO had generated $24,300 in revenues. 1996 expenditures from the date of acquisition have been on activities necessary to bring the web-site on-line, develop a sales and marketing program, solicit content providers and hire staff. The Company has been funding development of TLO since May 1995 and has advanced $974,000 as working capital. TLO has a negative book value and requires substantial additional investment to achieve its economic potential.

     In October 1995, the Company created The CyberLaw Office, Inc. (CLO) an eighty five percent owned subsidiary, to expand its on-line activities into the international market place. The remaining fifteen percent is owned by Arun K. Dube, its Chairman of the Board of Directors and Chief Executive Officer of CLO. In August 1996, the Company consolidated management of all Internet related activities including TLO. CLO plans to seek additional investment from potential outside investors in the future. The Company intends to consolidate ownership of TLO under CLO after additional financing is obtained.

     CLO plans to be a full-service, on-line commercial center offering a variety of goods and services to legal professionals and a variety of legal related goods and services to the general public. Through a comprehensive and aggressive sales, promotional, advertising and networking effort that leverages on the marketing success of Windows 95 and Office 97, CLO and TLO expect to attract entrepreneurial national and regional practice attorneys and vendors to offer their services and products through CLO's and TLO' s web-site.

     In 1996, the Company continued the development of its Corporate Alternative Dispute Resolution Enterprises (CADRE) program. An alternative dispute resolution (ADR) system is a means to reduce the amount of courtroom litigation and includes private arbitration and mediation. CADRE's mission is to provide corporations with the highest quality state of the art alternative dispute resolution training and consulting services, enabling corporate managers and legal counsel to develop, implement and institutionalize policies for reducing the risk and spiraling costs of litigation. Management believes that the trend to save legal costs which have led to outsourcing of analytical research and writing activities by corporations will also lead in-house corporate counsel increasingly to seek ADR as a more cost-effective and efficient alternative to litigation in resolving corporate legal disputes. The potential market for the services of CADRE includes any industry presently committed to reducing its conflict costs. Industries experiencing the most claims and highest conflict costs clearly will be most interested in CADRE's services. The Company intends to develop CADRE initially as a several day corporate training course in the concepts and skills necessary to implement and utilize an ADR system on a corporate-wide basis. The Company has substantially completed the curriculum and market development and expects that the product will be launched in the second quarter of 1997.

     The Company believes that the continued development of new products and investment in new market niches will be justified by the returns generated from these investments. In addition, the Company believes that initiatives such as CLO, TLO and CADRE will create greater exposure and awareness of the Company's core research and writing services and will create additional impetus for growth in the traditional markets served by the Company.

     As an adjunct to its other services, the Company provides full or part-time contract attorneys and librarians for temporary or permanent assignments to law firms and corporate law departments. In many cases, a customer indicates to the Company its interest in engaging the specific contract attorney who had previously been assigned to a project for such customer. While revenues from such services are not significant, the Company believes that offering such value-added placement services enhances the Company's visibility and long-term relationships with its customers. The Company also provides document retrieval services for attorneys and the general public.

Sales and Marketing

     LRC's marketing strategy centers around providing customized, value-added solutions in response to each customer's analytical research and writing needs. Because of the Company's historical limited marketing budget, the Company had relied primarily on its customers' own initiatives to provide repeat business to LRC. Since its initial public offering, the Company has been targeting opportunities to capture an increasing share of its customers' analytical research and writing activities by increasing its contacts with its existing customers through direct mail, telemarketing and direct account services. In 1996, the Company added one sales representative to increase its direct sales effort with respect to research and writing projects.

     The Company also seeks strategic marketing relationships with major law associations and other providers of legal services. LRC believes these relationships enhance the Company's visibility to practitioners and reputation for quality and enable its marketing partners to offer their members a value-added service. In 1989, the Association of Trail Lawyers of America (ATLA) selected LRC as the exclusive designated outsourced provider of research and writing services to its 60,000 members. Since 1990, LRC has also served the members of the American Corporate Counsel Association (ACCA), the largest organization serving the nation's corporate counsel. In 1996, the Company was invited to become a member of ACCA's Chairman Circle Gold, an honor provided only one other legal vendor working with ACCA. Also in 1996, the National Association of Criminal Defense Lawyers selected the Company as the exclusive outsourced provider of legal research and writing for their 9,000 members. The Company paid approximately $20,000 in royalties for research and writing referrals in 1996.

     In 1994, the Company entered into an agreement with West Publishing Company pursuant to which West, the leading legal publisher in the U.S. and operator of the WESTLAW computer legal database, exclusively refers to the Company for a fee all requests for analytical legal and factual research and writing. The term of the West Agreement is through June 1997, and the agreement automatically renews for successive one year periods unless earlier terminated by either of the parties on 90 days written notice. In 1996, West was acquired by The Thompson
Corporation. The Company does not expect its relationship with West to materially change as a result of this acquisition.

     The Company believes that the ownership and development of CLO and TLO will result in significant cost sharing and market development opportunities. The Company will have a presence on MSN through TLO and will be able to sell its multi-jurisdictional surveys products to a wider market, both in the legal and the non-legal market.

Customer Relationships

     The Company generally operates under project-by-project contractual agreements. The pricing component of a contract generally includes a fixed price or an hourly rate for analytical research and writing services and separate charges for computer database and other ancillary charges. The Company generally charges higher hourly rates for quick turn-around service and offers discounted rates to certain customers willing to commit to a specified usage of the Company's services. The Company often prices multi-jurisdictional surveys of the law on a flat fee basis.

     In 1996, pursuant to a three year alliance, the Company completed a large multi-jurisdictional survey for a customer which accounted for 52% of the Company's revenues. This survey represented a non-recurring multi-jurisdictional project in 1996. The Company will continue to receive revenue under its agreement with this customer to update the survey over the next two years. Revenue under this agreement will not be at the same level in future years.

Executive Officers of the Company

     The following sets forth biographical information for Christopher R. Ljungkull, James R. Seidl and Frank G. Hallowell, the executive officers of the Company. Biographical information for directors of the Company can be found in the Company's 1997 Proxy Statement, incorporated herein by reference.

     Christopher R. Ljungkull has been Chief Executive Officer of the Company since rejoining it on a full time basis in 1994. From 1987 to 1994, Mr. Ljungkull served in various capacities with West Publishing Corporation, most recently as an editor. Mr. Ljungkull is an attorney and co-founder of the Company and has been a director since its inception.

     James R. Seidl has been the President of the Company since 1988 and served as its Chief Executive Officer prior to Mr. Ljungkull's return in 1994. Mr. Seidl is an attorney and co-founder of the Company and has been a director of the Company since its inception.

     Frank G. Hallowell joined the Company as Vice President and Chief Financial Officer in July 1996. From 1994 to 1996, Mr. Hallowell was with BellSouth Corporation as Regional Director of Finance for Cellular One in Madison, WI. From 1990 to 1994, Mr. Hallowell was a Project Manager of Mergers and Acquisitions, at BellSouth's Altanta, Georgia headquarters. Mr. Hallowell is a certified public accountant.

Personnel

     As of March 7, 1997, the Company had 45 employees of which 10 are part-time, and a pool of 43 contract attorneys. Most of the Company's contract attorneys work part-time. Six full-time employees were in sales and marketing, thirteen were in research related activities of which two are part-time, fourteen in support services of which eight are part-time, and twelve in finance and administration. No Company employees are currently represented by labor unions and the Company is not a party to any collective bargaining agreement. The Company has never been subject to any form of work stoppage or strike and has not experienced any labor difficulties. The current full-time staffing level is considered to be adequate with modest staff increases anticipated in the sales and customer services area. The Company expects that it will continue to need more contract attorneys as its business grows and expects that it will be able to secure such attorneys as needed.

Competition

     The business of providing legal research services is highly competitive and extremely fragmented. The Company competes in the corporate market with in-house counsel and outside law firms and individual legal practitioners, who are also customers of the Company. For its major corporate clients, the Company competes with larger law firms which have the financial ability to negotiate flexible fee arrangements for their major clients. The Company also competes with other companies, such as the National Legal Research Group and Legal Research Network, which also provide legal research services on an outsourced basis.

Government Regulation

     The Company engages attorneys as employees or independent contractors to provide analytical research and writing services for the Company and its customers. The practice of law is regulated by each state. The Company believes that it is not engaged in the practice of law because it provides customized research and writing services for other lawyers to use in connection with representation of their clients. In addition, the Standing Committee on Ethics and Professional Responsibility of the American Bar Association has taken the position that performing legal research does not constitute the practice of law. Although the Company believes that it does not engage in the practice of law, there can be no assurance that a state will not take the position that the Company is improperly engaged in the practice of law or that all of the persons providing legal research services must be licensed in the state where the Company's customers are located.

Insurance

     The Company carries property damage and workers' compensation insurance coverage in amounts management considers sufficient to protect the Company. Management does not believe that the Company is engaged in the practice of law and accordingly does not maintain any professional malpractice insurance.

                         Item 2. DESCRIPTION OF PROPERTY

     The Company's corporate headquarters and administrative offices are located in Minneapolis, Minnesota in an office building and consists of approximately 6,057 square feet leased office space. The Company leases the facility from a related party under an operating lease expiring January 2001, requiring annual rent of approximately $73,000 and a portion of the increase in tax and operating costs over their 1993 levels. The lease is on the same terms and conditions as the lease between the related party and the related party's landlord. Because most of the Company's research attorneys generally office in their homes or in public library facilities, the Company believes that the leased premises are suitable and adequate for its current operations and its foreseeable needs. In the event that additional space is required, the Company has the right, prior to October 1, 1998, to expand the leased premises to include any available space in the office building. Prior to November 1, 1998, the landlord has the right, subject to the Company's right of first refusal, to lease the space occupied by the Company to a third party. The Company does not anticipate any difficulty in obtaining additional premises if necessary.

                            Item 3. LEGAL PROCEEDINGS

     The Company is not currently a party to any litigation which would likely have a materially adverse effect on the Company's results of operations or financial condition, if decided adversely to the Company.

           Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         No matters were submitted during the fourth quarter of the Company's 1996 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

        Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

     The Company's Common Stock has been traded on the Nasdaq SmallCap Market (Nasdaq) since August 3, 1995. As of March 7, 1997, there were approximately 56 recordholders of its Common Stock. The Company estimates that there are approximately 1,200 beneficial holders of its Common Stock.

     The following table sets forth the quarterly high and low bid prices for the periods indicated, as reported by Nasdaq. The prices listed are inter-dealer quotations without retail mark-up, mark-down or commission and may not reflect actual transactions. The Company has not independently verified the prices listed.

             Period                        Low Bid                     High Bid
             ------                        -------                     --------

         08/03/95 - 09/30/95                  $3-1/4                    $4-1/4

         10/01/95 - 12/31/95                  $2-1/2                    $3-3/4

         01/01/96 - 03/31/96                  $2-1/4                    $4-4/8

         04/01/96 - 06/30/96                  $1-7/8                    $3-3/8

         07/01/96 - 09/30/96                  $1-3/4                    $2-7/8

         10/01/96 - 12/31/96                  $1-1/4                    $2-7/8

         Current (03/07/97)                   $1-5/8                    $1-23/32

     Under Nasdaq rules, the Company's Common Stock may be deleted from the Nasdaq system if, among other matters, the Company's total assets fall below $2,000,000, stockholders equity falls below $1,000,000, or the bid price of the Common Stock falls below $1.00.

        Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

General

     The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and foot notes which appear elsewhere in this Report.

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers that statements contained herein, other than historical data, may be forward-looking and subject to risk and uncertainties including, but not limited to the continuation of revenues through the Company's strategic alliances and the successful development of other new business. The following important factors could cause the Company's actual results to differ materially from those projected in forward-looking statements made by or on behalf of, the
Company:

     o Failure of the Company or its partners to successfully expand its market share and sell products and services.

     o Company's inability to produce and deliver its products and services at margins sufficient to cover operating costs.

     o    Risks related to obtaining permanent financing for CLO and TLO.

     o Effectiveness of cost cutting measures implemented in 1996 by the Company to moderate the growth in sales and marketing and general and administrative expenses.

     The Company's revenues have historically been derived from conducting analytical research and writing a non-recurring basis for its customers. Historically, the Company has experienced a seasonal fluctuation in revenues with the first quarter being the slowest quarter of the year and the last quarter being the strongest. During 1996, the Company implemented programs to attract customers to enter into long term relationships to provide greater consistency in quarterly revenues.

     As discussed in greater detail in Note 2 of the Consolidated Financial Statements, the Company issued shares in its initial public offering (IPO) in August and received $4,462,880 in net proceeds from this offering. The Company used a portion of the proceeds to hire additional sales, research, management and support personnel to substantially increase its sales and marketing activities and to support a larger operation. In addition to increased spending in the sales and marketing area, the Company advanced CLO and TLO working capital. The Company intends to secure separate, permanent financing for CLO and TLO.

     The Company increased its operating costs beginning in the third quarter of 1995 and continuing through 1996, as it positioned itself for growth. In addition, during 1996 the Company completed the largest multi-jurisdictional survey project in its history. The production effort to complete this survey required an additional investment in infrastructure and operating expense from what was originally contemplated, which reduced gross margins in the fourth quarter of 1996. Management believes that these expenditures will position the Company to realize and support the expected long term growth of revenues and business operations.

Results of Operations

Year ended December 31, 1996 compared to the year ended December 31, 1995

     Revenues increased by $1,355,649, or 97%, to $2,760,038, for 1996 over 1995 revenues of $1,404,389. The increase in revenues in primarily attributable to an increase in large multi-jurisdictional research projects that the Company has been able to secure through sales and marketing activities. Multi-jurisdictional surveys are typically non-recurring projects. In some instances on-going revenue will be derived from updating completed survey projects quarterly or annually. The Company also attempts to re-market surveys to other customers with similar needs or issues. The Company expects to continue its sales and marketing efforts to seek and expand upon similar projects in the future.

     Direct operating costs for compensation and other benefits include hourly contract fees for independent research attorneys and hourly compensation of staff research attorneys, document production and support personnel. Other direct operating costs include outside research fees and services, royalty fees for association referrals, computer database charges and document retrieval expenses.

     Total direct operating costs increased $975,070, or 132%, to $1,715,257 over 1995 direct operating costs of $740,187. The increase in direct operating costs are primarily due to higher personnel costs, hiring of independent attorneys and fees paid to outside firms to complete large multi-jurisdictional research projects. The percentage increase in these costs was higher than the increase in revenues for 1996, due to additional research and production expenses to complete and deliver a large, fixed price multi-jurisdictional survey by December 31, 1996. The production effort required additional expenditures for personnel and independent contractors from what was originally contemplated. The Company expects to recover these additional costs in 1997 and beyond with new surveys already in production and on order, as well as subsequent re-sales of the original survey.

     Gross profit increased $380,579, or 57%, to $1,044,781 over 1995 gross profit of $664,202. As a percentage of revenue, gross profit declined to 38% in 1996 compared to 47% in 1995. The decline is principally due to the increase in direct operating costs to complete large multi-jurisdictional surveys as discussed above. The Company expects gross profit in the core research business to return to higher levels in 1997.

     Other operating costs include compensation of officers, sales and other corporate staff, advertising and direct marketing expenditures, development costs of TLO and general corporate overhead, including depreciation and amortization. These costs increased $1,613,465, or 148%, to $2,705,009 over 1995 costs of $1,091,544. The increase in these costs by category was $585,082, or 144%, for sales and marketing; $482,292, or 70%, in general and administrative; and $546,091 in development costs of TLO. The increase in sales and marketing costs was due to higher compensation and benefit costs, the hiring of additional sales and support staff and increased marketing and advertising expenditures. General and administrative expenditures increased due to higher compensation and benefit costs, the hiring of additional finance and support personnel and increases in operating expenses (rent, utilities, supplies) for a larger organization.

     The Company recognized $546,091 of expenses associated with the development of TLO from May through December 1996. Development costs were incurred to hire a sales and support staff and begin marketing its services. From January 1, 1996 through the date of acquisition May 13, 1996, the Company recorded 25% of TLO's losses, or $64,476 under the equity method of accounting. TLO commenced operations in May 1995 and reported year-to-date losses of $197,622 through December 31, 1995, of which $29,500 had been recorded by the Company under the equity method of accounting.

     Interest income increased $42,222, or 50%, to $127,018 in 1996 over interest income of $84,796 in 1995. The increase in interest income was due to a full years earnings on invested cash proceeds received in the public offering that was completed in August of 1995. Interest expense decreased $20,075 to $632 due to the retirement of substantially all interest bearing obligations after the IPO in 1995.

     The Company recorded a charge of $122,711 as its share of losses in unconsolidated investments in TLO and American Research Corporation (ARC). For further discussion on ARC see Note 3 to Consolidated Financial Statements. In 1995, the Company recorded $29,500 as its share of losses in unconsolidated investments.

New Accounting Pronouncement

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, which establishes new standards for stock-based employee compensation plans. The statement establishes a fair-value-based method of accounting for stock-based compensation plans and encourages, but does not require, entities to adopt that method in place of APB Opinion No. 25, Accounting for Stock Issued to Employees. Entities that elect to continue under Opinion No. 25 must disclose pro forma net income and earnings per share for all years presented as if Statement No. 123 had been adopted.

     In 1996, the Company adopted the statement but did not adopt the fair-value based method. Required pro forma disclosures are included in Note 6 to the Consolidated Financial Statements.

Liquidity and Capital Resources

     The  Company  continued  to use the  proceeds  from  its  IPO to fund  1996 operating costs, to position itself for future growth in 1997, to fund the development of CADRE, and to provide working capital to CLO and TLO. In addition, the Company continues to look for other marketing and development opportunities and alliances. At December 31, 1996, the Company had cash and cash equivalents of $955,600 and working capital of $1,787,868.

     Net cash used in operating activities increased from $432,444 in 1995 to $1,925,548 in 1996. The Company had a net loss of $1,656,553 in 1996 compared to a net loss of $392,753 in 1995 for the reasons discussed above. Non cash charges increased $342,211 in 1996 over 1995 primarily due to increased amortization and depreciation on long-term assets, increased provision for doubtful accounts and a full year's loss from operations from investments accounted for under the equity method. The use of cash stemming from the changes in other current assets and liabilities in 1996, net of the effects of the purchase of TLO, was $710,712. This use of cash is primarily due to an increase in accounts receivable, unbilled services, related party accounts and other current assets of $802,203 offset by a net increase in accounts payable and accrued expenses of $91,491. The increase in accounts receivable, unbilled services and related party advances is due to higher volume of larger projects that take longer to complete and under contract terms, are billed as phases of the project are completed.

     Net cash used in investing activities increased by $68,521 in 1996 over 1995. The increase was due to interest and advances to TLO prior to acquisition in May 1996, cash paid to acquire TLO, investments in the CADRE and TLO web site development. The Company expects that investment in CADRE will continue during the first half of 1997.

     Cash used in financing activities was $48,928 in 1996 compared to $4,445,103 of net cash provided in 1995. The use of cash in 1996 was due to payments made to former shareholders in connection with the acquisition of TLO. The cash provided in 1995 was primarily the result of the Company's IPO. In 1995, the Company used some of the IPO proceeds to pay down outstanding debt, including bank debt and other borrowings. The Company's financing activities are described in greater detail in Note 2 of the Consolidated Financial Statements.

     Management believes that during 1996, it has completed the development and implementation of the necessary infrastructure to support larger revenues in the core business in 1997 and beyond. In addition, the Company has instituted specific cost control measures such as hiring and wage freezes, to reduce expenditures in all areas of its operation. The Company expects that by the end of 1997, expenditures in the core research business will be funded almost exclusively by funds generated from operations. The Company believes that the cash requirements of CLO, TLO, CADRE and other marketing and development activities will be significant in the first half of 1997. Initially, the Company intends to fund such investments and development activities and if possible, raise additional funding in 1997, although there is no assurance that such financing will be available on terms acceptable to the Company or at all. If the Company does not raise such funds, cash advances to CLO and TLO will be reduced or eliminated in order to conserve cash.

     The Company does not anticipate the payment of cash dividends on its Common Stock in the foreseeable future. It is anticipated that profits, if any, received from operations will be devoted to the Company's future operations. Any decision to pay dividends will depend upon the Company's profitability at the time, cash availability and other factors.

                          Item 7. FINANCIAL STATEMENTS

     The information required by this item is incorporated herein by reference to pages F-1 through F-18, which follow this page.

       Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE

                                      None.

                                    CONTENTS

--------------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT                                             F-2
--------------------------------------------------------------------------------

FINANCIAL STATEMENTS

  Consolidated Balance Sheets                                      F-3 - F-4

  Consolidated Statements of Operations                                  F-5

  Consolidated Statements of Stockholders' Equity                        F-6

  Consolidated Statements of Cash Flows                            F-7 - F-8

  Notes to Consolidated Financial Statements                       F-9 - F18
--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT

To  the Board of Directors
Legal Research Center, Inc.
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Legal Research Center, Inc. and subsidiaries, as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Legal Research Center, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                                   McGladrey & Pullen, LLP


Minneapolis, Minnesota
February 14, 1997

                           LEGAL RESEARCH CENTER, INC.

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1996 and 1995

ASSETS                                                                 1996           1995
------------------------------------------------------------------------------------------
Current Assets
   Cash and cash equivalents                                    $   955,600    $ 3,510,752
   Accounts receivable:
        Trade                                                       713,965        246,945
        Unbilled services                                           505,419        205,582
        Related party                                               174,066        136,223
        Less, allowance for doubtful accounts                      (120,000)       (41,341)
                                                                --------------------------
             Net accounts receivable                              1,273,450        547,409
  Other                                                              39,044          5,000
                                                                --------------------------
             Total current assets                                 2,268,094      4,063,161
                                                                --------------------------

Other Assets
  Intangible assets, net of accumulated amortization of
  $152,789                                                          827,465           --
  Investment in and note receivable from The Law Office, Inc.          --          193,539
  Capitalized development costs, net of accumulated
     amortization of $5,916 in 1996                                 101,061         14,000
  Investment in American Research Corporation                        41,764        100,000
                                                                --------------------------
                                                                    970,290        307,539
                                                                --------------------------

Furniture and equipment, at cost                                    367,381        197,018
Less, accumulated depreciation                                      129,886         44,598
                                                                --------------------------
                                                                    237,495        152,420
                                                                --------------------------
                                                                $ 3,475,879    $ 4,523,120
                                                                ==========================


See Notes to Consolidated Financial Statements

                           LEGAL RESEARCH CENTER, INC.

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1996 and 1995

LIABILITIES AND STOCKHOLDERS' EQUITY                                 1996           1995
------------------------------------------------------------------------------------------
Current Liabilities
 Accounts payable                                               $   182,032    $   172,393
 Non compete agreement                                               16,508           --
 Client advances                                                     35,957         39,969
 Accrued expenses:
   Compensation                                                     108,438         59,544
   Other                                                            137,291         10,510
                                                                --------------------------
             Total current liabilities                              480,226        282,416
                                                                --------------------------

Non compete agreement                                                47,461           --
                                                                --------------------------

Common stock subject to repurchase obligation                       105,000           --
                                                                --------------------------

Stockholders' Equity
 Common stock, $0.01 par value; authorized 20,000,000
   shares; issued 3,297,633 and 2,135,833 shares respectively        32,976         21,358
 Additional paid in capital                                       6,765,307      4,551,634
 Accumulated deficit                                             (1,988,841)      (332,288)
 Notes receivable from officers and directors                    (1,966,250)          --
                                                                --------------------------
                                                                  2,843,192      4,240,704
                                                                --------------------------
                                                                $ 3,475,879    $ 4,523,120
                                                                ==========================

See Notes to Consolidated Financial Statements

                           LEGAL RESEARCH CENTER, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     Years Ended December 31, 1996 and 1995


                                                     1996           1995
--------------------------------------------------------------------------------
Revenues                                        $ 2,760,038    $ 1,404,389

Direct operating costs:
  Compensation and benefits                       1,340,666        561,152
  Other                                             374,591        179,035
                                                --------------------------
             Total direct operating costs         1,715,257        740,187
                                                --------------------------

             Gross profit                         1,044,781        664,202
                                                --------------------------

Other operating costs:
  Sales and marketing                               990,726        405,644
  General and administrative                      1,168,192        685,900
  Developmental costs of The Law Office, Inc.       546,091           --
                                                --------------------------
             Total other operating costs          2,705,009      1,091,544
                                                --------------------------

             Operating loss                      (1,660,228)      (427,342)

Interest income                                     127,018         84,796
Interest expense                                       (632)       (20,707)
Losses related to unconsolidated investments       (122,711)       (29,500)
                                                --------------------------
             Net loss                           $(1,656,553)   $  (392,753)
                                                ==========================

             Net loss per share                 $     (0.75)   $     (0.33)
                                                ==========================

Weighted average common shares outstanding        2,213,040      1,191,189


See Notes to Consolidated Financial Statements

                                                   LEGAL RESEARCH CENTER, INC.

                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                              Years Ended December 31, 1996 and 1995




                                                  Common Stock            Additional
                                             ------------------------     Paid-in      Accumulated       Notes
                                               Shares        Amount       Capital        Deficit      Receivable        Total
                                             -----------------------------------------------------------------------------------
Balance, December 31, 1994                     500,000   $     5,000   $   104,417    $  (127,840)   $      --      $   (18,423)
  Sale of common stock                          26,296           263        70,737           --             --           71,000
  Conversion of note payable to common
    stock                                       57,037           570       153,430           --             --          154,000
  Distribution to stockholders                    --            --            --          (36,000)          --          (36,000)
  Net loss through date of S Corporation
    termination                                   --            --            --          (60,465)          --          (60,465)
  Sale of common stock, net of issuance           --
    costs of $970,870                        1,552,500        15,525     4,447,355           --             --        4,462,880
  Constructive dividend to S Corporation
    stockholders                                  --            --        (224,305)       224,305           --             --
  Net loss subsequent to S Corporation
    termination                                   --            --            --         (332,288)          --         (332,288)
                                            -----------------------------------------------------------------------------------
Balance, December 31, 1995                   2,135,833        21,358     4,551,634       (332,288)          --        4,240,704
  Issuance of stock to purchase
    The Law Office, Inc.                       121,800         1,218       242,382           --             --          243,600
  Issuance of stock options to purchase
    The Law Office, Inc.                          --            --          15,441           --             --           15,441
  Issuance of shares subject to a stock
    subscription agreement                   1,040,000        10,400     1,955,850           --       (1,966,250)          --
  Net loss                                        --            --            --       (1,656,553)          --       (1,656,553)
                                            -----------------------------------------------------------------------------------
Balance, December 31, 1996                   3,297,633   $    32,976   $ 6,765,307    $(1,988,841)   $(1,966,250)   $ 2,843,192
                                            ===================================================================================


See Notes to Consolidated Financial Statements

                                    LEGAL RESEARCH CENTER, INC.

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Years Ended December 31, 1996 and 1995


                                                                               1996            1995
------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net loss                                                                 $(1,656,553)   $  (392,753)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
     Depreciation                                                               81,642         28,467
     Amortization of intangible assets and capitalized development costs       158,705           --
     Provision for uncollectible accounts receivable                            78,659         41,539
     Equity in losses of unconsolidated investments                            122,711         29,500
     Changes in assets and liabilities, net of effects of the
       purchase of The Law Office, Inc. in 1996:
       Trade accounts receivable and unbilled services                        (682,450)      (272,624)
       Related party accounts and other current assets                        (119,753)        (1,816)
       Accounts payable                                                        (48,020)       103,539
       Client advances                                                         (16,512)        29,419
       Accrued expenses                                                        156,023          2,285
                                                                           --------------------------
                Net cash used in operating activities                       (1,925,548)      (432,444)
                                                                           --------------------------

Cash Flows From Investing Activities
  Purchases of furniture and equipment                                        (123,285)      (139,124)
  Advances to The Law Office, Inc. through date of acquisition                (266,453)          --
  Cash paid for The Law Office, Inc. including acquisition costs               (97,961)       (29,500)
  Capitalized development costs                                                (92,977)       (14,000)
  Purchase of American Research Corporation common stock                          --         (100,000)
  Disbursements on related-party notes receivable                                 --         (229,532)
                                                                           --------------------------
                Net cash used in investing activities                         (580,676)      (512,156)
                                                                           --------------------------

Cash Flows From Financing Activities
  Cash payments on redemption of common stock                                  (35,000)          --
  Cash payments on non compete agreements                                      (13,928)          --
  Proceeds on notes payable                                                       --          500,000
  Principal payments on long-term debt and notes payable                          --         (564,023)
  Distributions to stockholders                                                   --          (36,000)
  Net proceeds from sale of stock                                                 --        4,554,126
                                                                           --------------------------
                Net cash (used in) provided by financing activities            (48,928)     4,454,103
                                                                           --------------------------

                (Decrease) increase in cash and cash equivalents            (2,555,152)     3,509,503

Cash and cash equivalents
  Beginning                                                                  3,510,752          1,249
                                                                           --------------------------
  Ending                                                                   $   955,600    $ 3,510,752
                                                                           ==========================


See Notes to Consolidated Financial Statements

                                   (Continued)

                                    LEGAL RESEARCH CENTER, INC.

                               Years Ended December 31, 1996 and 1995


                                                                               1996           1995
-----------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
  Cash payments for interest                                               $       632    $    20,707
                                                                           ==========================

Supplemental Schedule of Non-cash Investing and Financing
  Activities
    Notes received for issuance of common stock                            $ 1,966,250    $      --
    Conversion of note payable into common stock
      subject to repurchase obligation                                         140,000           --
    Conversion of note payable to common stock                                    --          154,000
    Deferred stock offering costs                                                 --           20,246

  Acquisition of The Law Office, Inc.
   Tangible assets acquired                                                $    79,997    $      --
   Intangible assets acquired                                                  980,254           --
   Liabilities assumed                                                        (625,352)          --
   Stock options issued                                                        (15,441)          --
   Non  compete agreement                                                      (77,897)          --
   Common stock issued                                                        (243,600)          --
                                                                           --------------------------
   Cash purchase price, including acquisition costs                        $    97,961    $      --
                                                                           ==========================

See Notes to Consolidated Financial Statements

                           LEGAL RESEARCH CENTER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 1. Nature of Business and Significant Accounting Policies

Nature of business and credit risk: Legal Research Center, Inc. provides legal and factual research and writing services to U.S. and Canadian attorneys in corporate and private practice. The Company grants credit to its customers on terms it establishes for each customer. Through its eighty-five percent owned subsidiary The CyberLaw Office, Inc. (CLO) and its wholly-owned subsidiary The Law Office, Inc. (TLO), the Company intends to be a full-service, on-line commercial center offering a variety of goods and services to legal professionals and a variety of legal-related goods and services to the general public.

Use of estimates in the preparation of financial statements: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Revenue recognition: Revenue is recognized as the services are performed. Unbilled services relate to unbilled revenue recognized for services performed which include projects which are not fully complete.

Cash and cash equivalents: The Company considers all investments with an original maturity of three months or less to be cash equivalents.

Cash and cash equivalents includes approximately $946,600 in 1996 and $3,544,000 in 1995, which were invested in money market accounts. These investments are carried at cost which is equal to fair value.

Depreciation: Depreciation is computed using the straight-line method over three to seven years.

Capitalized development costs: The Company capitalizes certain product costs incurred for the development of its Corporate Alternative Dispute Resolution Enterprises (CADRE) program and through part of 1996, the development costs of the web-site for TLO. Capitalized costs include direct labor and fees and expenses of contractors who are or have assisted in the development of the product or service. Once the product or service has been launched, such costs are no longer capitalized and are expensed as incurred. Capitalized development costs for products now in service are amortized on a straight-line basis over a two year period.

Intangible and long-lived assets: In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed of, the Company reviews its long-lived assets and goodwill related to those assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash net cash flows be less than the carrying value, the Company would recognize an impairment loss at that date. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows) of the long-lived assets and goodwill. While management has determined that no impairment currently

                           LEGAL RESEARCH CENTER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

exists, a future impairment may develop if the Company is unable to meet its plans and objectives related to the development of CLO and TLO.

Fair value of financial instruments: The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and cash equivalents: The carrying value approximates fair value.

Notes receivable and advances: The carrying value approximates fair value due to the associated interest rate approximating the current rate available on similar notes.

Investment in American Research Corporation (ARC): The fair value of this investment, based upon subsequent sales of stock by ARC, results of operations and estimated cash flow, is estimated to be its recorded value.

Net loss per common share: Net loss per common share is computed on the basis of the weighted average number of common shares outstanding during the respective periods.

Reclassifications: Certain reclassifications have been made to the 1995 financial statements to conform to the classifications in the 1996 financial statements. These reclassifications did not have any impact on the net loss or net loss per share of the Company for 1995.

Newly adopted accounting standard: In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, which established new standards for stock-based employee compensation plans. The statement established a fair-value-based method of accounting for stock-based compensation plans and encourages, but does not require, entities to adopt that method in place of APB Opinion No. 25, Accounting for Stock Issued to Employees. Entities that elect to continue under Opinion No. 25 must disclose pro forma net income and earnings per share for all years presented as if Statement No. 123 had been adopted. In 1996, the Company adopted the statement but did not adopt the fair value based method in measuring expense. Required pro forma disclosures are detailed in Note 6.

Advertising and promotion: All costs associated with advertising and promoting products are expensed in the year incurred. Advertising and promotion expense was approximately $449,000 and $214,000 in 1996 and 1995, respectively.

Note 2. Common Stock

Public offering and recapitalization: On August 8, 1995, the Company sold 1,350,000 shares of its common stock at a price of $3.50 per share in an initial public offering (IPO). Under terms of the IPO, the underwriter exercised an over allotment option to purchase an additional 202,500 shares of common stock at a price of $3.50 per share, which was exercised by the underwriter on September 13, 1995. The underwriter was also granted warrants to purchase an additional 135,000 shares at a price of $4.20 per share. The Company received net proceeds of an aggregate of $4,462,880 from the sale of the shares of common stock in the IPO.

                           LEGAL RESEARCH CENTER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Financing and issuance of stock: In May and June 1995, the Company issued $500,000 of 10 percent promissory notes (including $150,000 purchased by related parties) and warrants to purchase 100,000 shares of the common stock at $2.625 per share. In June 1995, $154,000 of the promissory notes were converted into 57,037 shares of common stock at $2.70 per share. The remaining notes were repaid in August 1995. The warrants expire in June 1999.

In June 1995, the Company issued to two officers and stockholders in the aggregate 26,296 shares of common stock at a price of $2.625 per share and warrants to purchase 14,200 shares for $2.70 per share which expire in June 1999.

Common stock subject to repurchase obligation: In September 1996, the Company issued 40,000 shares of common stock on behalf of TLO to settle a $140,000 note payable. The note was issued to a former shareholder of TLO as a prerequisite to the acquisition of TLO by the Company. In October 1996, 10,000 of such shares were repurchased by the Company from the shareholder at $3.50 a share. Under the terms of the agreement by which the shares were issued, the shareholder could require the Company to repurchase 10,000 shares at $3.50 a share upon written notice to the Company, on or before December 31, 1997. In addition, the shareholder can require the Company to repurchase a portion or all of the remaining shares at $3.50 a share if TLO obtains debt or equity financing in excess of $500,000.

Notes receivable from officers and directors: On September 3, 1996 the Company sold an aggregate of 1,040,000 shares of its common stock to three of its officers and/or directors, at the closing price for the Company's common stock on September 4, 1996, or $1.89 per share. The purchases were made through seven year non-recourse notes, with the shares pledged as collateral. The notes bear a fixed interest rate of 8.5% and cannot be prepaid anytime before September 2, 2003. The shares are restricted and cannot be sold or otherwise transferred without repaying the notes. It is Company policy not to record interest income on the notes until cash is received on September 2, 2003.

Common stock issued to officers or directors (Officer Shares) in exchange for notes receivable structured as described above, are not deemed to be shares outstanding under generally accepted accounting principles. Rather, such shares are treated as stock options and therefore common stock equivalents for purposes of calculating weighted common average shares outstanding and earnings per share.

Note 3. Investments and Notes Receivable

Acquisition of The Law Office, Inc.: In May 1995 the Company acquired 25% of the stock of The Law Office, Inc. (TLO). The investment in TLO was accounted for under the equity method of accounting through May 1996.

In May 1996, the Company acquired all of the remaining outstanding shares of TLO for $97,961 in cash including acquisition costs, issuance of 121,800 shares of the Company and options to buy 54,500 shares of the Company at $3.50 per share. The purchase of TLO was accounted for as a purchase and the purchase price has been allocated to the assets acquired and liabilities assumed based on fair values. The original purchase price allocation consisted of actual and contingent liabilities. During the third and

                           LEGAL RESEARCH CENTER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

fourth quarters of 1996, certain contingent liabilities were settled; accordingly, the purchase price allocation has been adjusted to reflect the settlement. The revised purchase price and allocation to assets acquired and liabilities assumed is as follows:

                    Purchase Price:
                     Stock issued and cash paid            $  341,561
                     Stock options issued                      15,441
                     Liabilities assumed                      703,249
                                                           ----------
                                                           $1,060,251
                                                           ==========

                    Allocated to:
                     Tangible assets                       $   79,997
                     Intangible assets:
                       Microsoft contract                      70,800
                       Non compete agreement                   96,468
                       Goodwill                               812,986
                                                           ----------
                                                           $1,060,251
                                                           ==========

The excess of the purchase price net of liabilities assumed over the fair value of the tangible asset acquired has been assigned to intangible assets which are being amortized using the straight-line method over the following periods:

         Microsoft contract                          18 months
         Non compete agreement                       54 months
         Goodwill                                    60 months

The CyberLaw Office, Inc.: The CyberLaw Office, Inc. (CLO), a Minnesota corporation, was incorporated on October 16, 1995, and is a majority owned subsidiary of the Company. CLO was originally created by the Company to expand its on-line activities similar to TLO, into the international market place. In July 1996, the Company sold a 15% interest to a director of the Company as an inducement to become the new Chief Executive Officer of CLO, as part of the employment agreement, for a nominal sum. CLO has insignificant assets and reported no results from operations in 1996 or 1995. In August 1996, the Company consolidated management of all Internet related activities under the Chief Executive Officer of CLO. The Company intends to consolidate ownership of TLO under CLO when additional financing is complete. TLO has a negative book value and requires substantial additional investment to achieve its potential. CLO plans to seek additional investment from outside investors in 1997.

American Research Corporation: In September 1995, the Company purchased less than 5 percent of the common stock of ARC for $100,000. ARC has developed a product and service that supports professional service providers. ARC has reported losses in operations since inception in 1992. The Company provides research services to ARC for which it charges ARC an arm's-length negotiated market rate. Total revenues from ARC were approximately $202,000 and $84,000 in 1996 and 1995, respectively.

                           LEGAL RESEARCH CENTER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The Company uses the cost method of accounting for this investment. In September 1995, the Company advanced ARC $50,000, evidenced by a unsecured 9.75% note. The note plus interest was repaid in October 1996.

At December 31, 1996 and 1995, the Company had receivables from ARC of approximately $174,000 and $136,000, respectively. ARC made payments to the Company under the terms of its original agreement, for services rendered through July 1996. In late 1996, the Company restructured its arrangement with ARC to allow ARC more time to complete its refinancing. ARC is currently seeking investors to raise funds to meet its operating cash requirements. The Company, based on information currently available through discussions with ARC management, has concluded that the amounts due from ARC should be collectible. Given the uncertainties associated with ARC attempts to raise additional financing and the possibility that ARC may be unable to raise the necessary funds to meet its obligations, the Company has reserved approximately $80,000 of the December 31, 1996 receivable as potentially uncollectible. In addition, the Company wrote down its stock investment in ARC from $100,000 to approximately $42,000 at December 31, 1996, an estimate of its market value.

Note 4. Pro Forma Results of Operations

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

                                                      Year ending December 31,
                                                     --------------------------
                                                         1996          1995
                                                     --------------------------
Pro forma revenues                                    $ 2,760,038    $1,404,389
Pro forma loss                                        $(1,840,710)   $ (721,762)
Pro forma net loss per share                          $     (0.82)   $    (.057)

Pro forma weighted average common shares outstanding    2,257,633     1,268,607

Note 5. Income Taxes and S Corporation Distributions

Prior to the completion of the IPO on August 8, 1995, the Company was taxed as a S Corporation whereby the profits and losses of the Company were reported in the individual income tax returns of the stockholders. Periodic distributions were made to the Company's stockholders for the estimated income tax liability on reported earnings.

Upon the completion of the IPO, the Company became a C Corporation, and is required to pay income taxes on its subsequent earnings. Accordingly, the accumulated deficit was reclassified to additional paid-in capital as a constructive dividend to the S Corporation stockholders followed by a contribution by such stockholders to the capital of the Company.

                           LEGAL RESEARCH CENTER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss or tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the amounts of assets and liabilities recorded for income tax and financial reporting purposes. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Deferred taxes consisted of the following at December 31,

                                                       1996         1995
                                                    ---------------------
    Deferred tax assets:
                 Trade receivables                  $  42,000       14,000
                 Investments                           36,000       10,000
                 Accrued expenses                      16,000         --
                 Net operating loss carry forward     645,000      112,000
                                                    ----------------------
                                                      739,000      136,000

    Deferred tax liability:
                 Furniture and equipment               (4,000)      (8,000)
                                                    ----------------------

    Net deferred tax assets                           735,000      128,000

    Valuation allowance                              (735,000)    (128,000)
                                                    ----------------------
                                                    $    --      $    --
                                                    ======================

The Company has not recorded an income tax benefit in 1996 or 1995 due to a valuation allowance which was recorded to account for the uncertainty associated with the realization of such loss carryforwards in future years.

At December 31, 1996, the Company had a net operating loss carryforwards totaling $1,843,000, of which $650,000 and $1,193,000 will expire in 2010 and 2011, respectively. $350,000 of the net operating carryforwards are subject to certain annual limitations.


Note 6. Stock Option Plans

At December 31, 1996 the Company had two stock-based compensation plans, which are described below. The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its fixed options plans. In addition, no compensation cost has been charged against income for its performance based stock option grants in 1996. Had compensation cost for the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                           LEGAL RESEARCH CENTER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

                                                 1996            1995
                                          -----------------------------
     Net loss         As reported         $  (1,656,533)   $  (392,753)
                      Pro forma           $  (3,336,450)   $  (422,744)

     Loss per share   As reported         $       (0.75)   $     (0.33)
                      Pro forma           $       (1.51)   $     (0.35)

The pro forma effects of applying Statement No. 123 are not indicative of future amounts since, among other reasons, the pro forma requirements of the Statement have been applied only to options granted after December 31, 1994.

Fixed Stock Option Plans

In May 1995, the Company adopted the Legal Research Center, Inc. 1995 Stock Option Plan (Option Plan) and reserved 200,000 shares of common stock for issuance under the plan. The Board of Directors has approved an amendment to the Option Plan to increase the number of reserved shares to 700,000. Options may not be granted at an exercise price less than the fair market value of the common stock of the Company on the date of grant. The options granted may qualify as incentive stock options, vest annually, and are exercisable over periods ranging from three to ten years.

In April 1995, the Company adopted the Legal Research Center, Inc. Existing Officers' Stock Option Plan. Pursuant to the officers' plan, the Company reserved and granted options to two officers to each purchase 180,000 shares of common stock. These incentive stock options are exercisable at fair value on the date of grant, vest in three equal installments commencing one year from the date of grant and expire five years from the date of grant.

Non-employee directors are compensated with annual stock option grants (Director Options) of 5,000 shares, exercisable at fair market value on the date of grant and expiring ten years after issuance.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: no dividend yield during the expected life of outstanding options; expected volatility of 93 and 41 percent; risk free interest rates of 6 percent; and expected lives of 5.7 and
2.6 years.

A summary of the status of the Company's fixed stock options under these plans, including the stock issued to officers and directors which are treated as stock options (see Note 2), as of December 1996 and 1995 and changes during the years ending on those dates is presented below:

                           LEGAL RESEARCH CENTER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                                              1996                                               1995
                                          --------------------------------------------   ----------------------------------
                                                                  Weighted-average                         Weighted-average
                                                 Shares            Exercise Price             Shares        Exercise Price
                                          --------------------------------------------   ---------------------------------
Outstanding at beginning of year                 394,200         $   2.96                        --             $   --
Granted                                        1,138,104             2.96                        --                 --
Exercised                                           --               --                       394,200               2.96
Forfeited                                         (1,500)            2.25                        --                 --
                                             ------------                                  ----------
Outstanding at end of year                     1,530,804             2.96                     394,200               2.96
                                             ============                                  ==========
Weighted-average fair value of
 options granted during the year             $     1.37                                    $    1.18
                                             ============                                  ==========

The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                                         Options Outstanding                                      Options Exercisable
                       ---------------------------------------------------------------   ---------------------------------
                           Number         Weighted -Average                                 Number
     Range of          Outstanding at         Remaining         Weighted-average         Exercisable      Weighted-average
 Exercise Prices          12/31/96        Contractual Life       Exercise Price          at 12/31/96       Exercise Price
--------------------------------------------------------------------------------------   ---------------------------------
 $1.88 - 2.70               57,200             2.47                $   2.53                 57,200          $   2.53
 $1.69 - 2.97              413,604             3.26                    2.84                173,604              2.66
    $1.89                1,040,000             6.68                    3.02              1,040,000              3.02
    $3.50                   10,000             8.59                    3.50                 10,000              3.50
    $3.38                   10,000             9.47                    3.38                 10,000              3.38
                        -----------                                                      ---------
$1.69 - $3.50            1,530,804             5.63                    2.96              1,290,804              2.96
                        ===========                                                      =========


Performance-based  Stock Option Plans

In June 1996, under the terms of the Option Plan, the Company adopted a program to award stock option grants to executive officers whose vesting is contingent upon the Company attaining two consecutive profitable quarters. The exercise price of each option is equal to the market price of the Company's stock on the date of grant and expire in periods ranging from three to five years from the date of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996: no dividend yield during the expected life of outstanding options; expected volatility of 93%; risk free interest rate of 6 percent; and expected lives of 2.0 years.

A summary of the status of the Company's performance-based option plans as of December 1996 and changes during the year is presented below:

                           LEGAL RESEARCH CENTER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                            1996
                                          --------------------------------------
                                                            Weighted-average
                                                 Shares      Exercise Price
                                          --------------------------------------

Outstanding at beginning of year                    --          $ --
Granted                                          385,000          2.03
Exercised                                           --            --
Forfeited                                           --            --
                                                --------
Outstanding at end of year                       385,000          2.03
                                                ========

Weighted-average fair value of
 options granted during the year                $  1.05
                                                ========

The following table summarizes information about performance-based stock options outstanding at December 31, 1996:

                                             Options Outstanding                                      Options Exercisable
                       ---------------------------------------------------------------       --------------------------------------
                             Number         Weighted -Average                                     Number
       Range of          Outstanding at         Remaining         Weighted-average             Exercisable      Weighted-average
   Exercise Prices          12/31/96        Contractual Life       Exercise Price              at 12/31/96       Exercise Price
--------------------------------------------------------------------------------------       --------------------------------------
   $2.88                   15,000               2.49                 $2.88                           --              $   --
   $2.00                  370,000               4.37                  2.00                           --                  --
                       ------------                                                           -------------
                          385,000               4.29                  2.03                           --                  --
                       ============                                                           =============

Note 7. Agreements

The Company has agreements with certain associations which require the Company to pay royalties for projects resulting from direct referrals. In addition, royalties are also required when the project was not referred yet the customer served is a member of the association. Royalty rates and terms of the agreements vary depending upon the agreement and apply to a significant portion of the Company's revenues. Royalty expense for 1996 and 1995 was approximately $20,000 and $47,000, respectively.

Note 8. Related-Party Transactions

Lease: The Company leases an office facility from a related party under an operating lease requiring monthly rent of approximately $6,000 through January 2001. The lease is at the same terms and conditions as the lease between the related party and the related party's landlord. Rent expense, including operating expenses, was approximately $66,700 and $40,300 for 1996 and 1995, respectively.

Officer employment agreements: The Company entered into three-year employment agreements with two officers of the Company commencing July 1, 1995. The agreements, as amended, require annual base salaries of $96,000 for each officer, plus goal-oriented incentives starting in 1996, which may be adjusted by the Board of Directors. Incentive compensation expense under officer employment agreements was approximately $68,200 in 1996.

Capitalized development costs: The Company entered into an agreement with one of its directors for the development of CADRE, an alternative dispute resolution program which the Company intends to market as a corporate training course. The agreement requires payments of $2,800 per month through

                           LEGAL RESEARCH CENTER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

July 1997 and automatically renews for one year periods unless terminated by either party. The Company has capitalized these development costs.


Note 9. Major Customer

One customer accounted for 52% of the Company's revenues in 1996 and had amounts owing to the Company for services of approximately $770,000 at December 31, 1996. No customer accounted for more than 10 percent of total revenues in recorded in 1995.

PART III

      Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information contained under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the 1997 Proxy Statement is incorporated herein by reference.

     Information concerning executive officers of the Company can be found under the caption "Executive Officers of the Company" in Item I hereof.

                         Item 10. EXECUTIVE COMPENSATION

     The information contained under the captions "Executive Compensation" and "Election of Directors--Board of Directors and Committees--Remuneration of Directors" in the 1997 Proxy Statement is incorporated herein by reference.

     Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained under the caption "Principal Shareholders" in the 1997 Proxy Statement is incorporated herein by reference.

             Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the caption "Certain Relationships and Transactions" in the 1997 Proxy Statement is incorporated herein by reference.

                    Item 13. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of the report:

1. Financial Statements. Audited financial statements as of December 31, 1996 and 1995 and for the years then ended are filed as part of this Form 10-KSB. See Index to Financial Statements on Page F-1.

2. Exhibits. The following exhibits are being filed as part of this Form 10-KSB:

Exhibit No.               Title                                 Method of Filing
-----------               -----                                 ----------------

  3.1       Restated Articles of Incorporation                          1

  3.2       Restated Bylaws                                             1

  4         Form of Common Stock Certificate                            1

  10.1      1995 Stock Option Plan                                      1

  10.2      Existing Officer's Stock Option Plan                               1

  10.3      Employment  Agreement  dated July 1, 1995
            between the Company and Christopher R. Ljungkull                   1

  10.4      Employment  Agreement  dated July 1, 1995 between
            the Company and James R. Seidl                                     1

  10.10     Agreement  dated May 17,  1995  between  the
            Company and the other shareholders of The Law Office, Inc.         1

  10.11     First Amendment to Net Office Lease Agreement dated
            June 1996                                                          2

  10.12     Letter  Agreement  dated  September  6, 1995  between
            LRC and James Seifert re: Consulting Services                      2

  10.13     Acquisition  of Stock of The Law Office,  Inc.
            dated May 13, 1996                                                 3

  10.14     Employment   Agreement   dated  July  25,  1996
            between  The CyberLaw Office, Inc.
            and Arun K. Dube                                      Filed herewith

  10.15     Sale of Common Stock to Officers  and  Directors
            on September 3, 1996                                               4

  10.16     News  release  dated March 6, 1997  regarding
            the  financial results for the year
            ended December 31, 1996                               Filed herewith

  11        Subsidiaries of Legal Research Center, Inc.           Filed herewith

1. Incorporated by reference to the same numbered Exhibit to the Company's Registration Statement on Form SB-2, which was declared effective August 3, 1995, pursuant to Rule 12b-32.
2. Incorporated by reference to the same numbered Exhibit to the Company's Form 10-KSB, dated March 29, 1996.
3. Incorporated by reference to Exhibits 2.1 and 2.2 to the Company's Form 8-K dated May 13, 1996.
4. Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 to the Company's Form 8-K dated September 5, 1996.

     (b)  Reports on Form 8-K.

                 None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 LEGAL RESEARCH CENTER, INC.


                                                 By:/s/ Frank  G. Hallowell
                                                    --------------------------
                                                    Frank G. Hallowell, VP &
                                                    Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Name and Title                 Signature                   Date


Arun K. Dube
Chairman of the Board                 /s/ Arun K. Dube            March 26, 1997
                                      -------------------


Christopher R. Ljungkull
Chief Executive Officer
(Principal Executive                  /s/ C.R. Ljungkull          March 26, 1997
Officer) and Director                 -------------------


James R. Seidl
President and Director                /s/ James R. Seidl          March 26, 1997
                                      -------------------

James J. Seifert
Director                              /s/James J. Seifert         March 26, 1997
                                      -------------------

              As filed with the Securities and Exchange Commission
                                on March 26, 1997


                        SECURITIES AND EXCHANGE COMISSION
                             WASHINGTON, D.C. 20549



                                    EXHIBITS

                                       TO

                                   FORM 10 KSB

                                  ANNUAL REPORT

                   For the fiscal year ended December 31, 1996

                       Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


                           LEGAL RESEARCH CENTER, INC.
                           700 Midland Square Building
                             331 Second Avenue South
                              Minneapolis, MN 55401

                                INDEX TO EXHIBITS


                                    Exhibits
                                    --------

10.14 Employment Agreement dated July 25, 1996 between The CyberLaw Office, Inc. and Arun K. Dube

10.16 News release dated March 6, 1997 regarding the financial results for the year ended December 31, 1996

11    Subsidiaries of Legal Research Center, Inc.