Form 10QSB
period 1997-03-31
LEGAL RESEARCH CENTER INC
filed 1997-05-12
CIK 945506

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997 or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               3,297,633 shares of Common Stock as of May 2, 1997

                           LEGAL RESEARCH CENTER, INC.

                                      INDEX




PART I.  FINANCIAL INFORMATION                                             Page
                                                                           ----

Item 1.  Financial Statements:

         Consolidated Balance Sheets
            March 31, 1997 and  December 31, 1996 ........................   2
         Consolidated Statements of Operations
            Three Months Ended March 31, 1997 and 1996 ...................   4
         Consolidated Statements of Stockholders' Equity .................   5
         Consolidated Statements of Cash Flows
            Three Months Ended March 31, 1997 and 1996 ...................   6
         Notes to Consolidated Financial Statements ......................   7

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations ....................................   9


PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K .................................  12

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           LEGAL RESEARCH CENTER, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                              (unaudited)
                                                                               March 31,         December 31,
ASSETS                                                                            1997               1996
--------------------------------------------------------------------------------------------------------------
Current Assets
   Cash and cash equivalents                                                $   568,133          $   955,600
   Accounts receivable:
        Trade                                                                   946,523              713,965
        Unbilled services                                                        93,352              505,419
        Related party                                                           179,184              174,066
        Less, allowance for doubtful accounts                                  (120,000)            (120,000)
                                                                            --------------------------------
             Net accounts receivable                                          1,099,059            1,273,450
  Other                                                                          97,347               39,044
                                                                            --------------------------------
             Total current assets                                             1,764,539            2,268,094
                                                                            --------------------------------

Other Assets
  Intangible assets, net of accumulated amortization of
     $212,460 and $152,789, respectively                                        767,794              827,465
  Capitalized development costs, net of accumulated
     amortization of $10,354 and $5,916, respectively                           145,923              101,061
  Investment in American Research Corporation                                    41,764               41,764
                                                                            --------------------------------
                                                                                955,481              970,290
                                                                            --------------------------------

Furniture and equipment, at cost                                                362,469              367,381
Less, accumulated depreciation                                                  154,174              129,886
                                                                            --------------------------------
                                                                                208,295              237,495
                                                                            --------------------------------
                                                                            $ 2,928,315          $ 3,475,879
                                                                            ================================

See Notes to Consolidated Financial Statements (unaudited)

                           LEGAL RESEARCH CENTER, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                    (unaudited)
                                                     March 31,      December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                    1997           1996
--------------------------------------------------------------------------------
Current Liabilities
 Accounts payable                                 $    44,562       $   182,032
 Non compete agreement                                 16,508            16,508
 Client advances                                       64,078            35,957
 Accrued expenses:
   Compensation                                       137,519           108,438
   Other                                              121,019           137,291
                                                  -----------------------------
             Total current liabilities                383,686           480,226
                                                  -----------------------------

Non compete agreement                                  43,334            47,461
                                                  -----------------------------

Common stock subject to repurchase obligation         105,000           105,000
                                                  -----------------------------

Stockholders' Equity
 Common stock, $0.01 par value; authorized
   20,000,000 shares; issued 3,297,633                 32,976            32,976
 Additional paid in capital                         6,765,307         6,765,307
 Accumulated deficit                               (2,435,738)       (1,988,841)
 Notes receivable from officers and directors      (1,966,250)       (1,966,250)
                                                  -----------------------------
                                                    2,396,295         2,843,192
                                                  -----------------------------
                                                  $ 2,928,315       $ 3,475,879
                                                  =============================


See Notes to Consolidated Financial Statements (unaudited)

                           LEGAL RESEARCH CENTER, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             (unaudited)
                                                             Three Months
                                                            Ended March 31,
                                                    ----------------------------
                                                         1997            1996
--------------------------------------------------------------------------------
Revenues                                            $   550,755     $   441,782

Direct operating costs:
  Compensation and benefits                             275,479         171,834
  Other                                                  96,016          44,291
                                                    ---------------------------
             Total direct operating costs               371,495         216,125
                                                    ---------------------------

             Gross profit                               179,260         225,657
                                                    ---------------------------

Other operating costs:
  Sales and marketing                                   298,223         203,191
  General and administrative                            337,706         250,063
                                                    ---------------------------
             Total other operating costs                635,929         453,254
                                                    ---------------------------

             Operating loss                            (456,669)       (227,597)

Interest income                                          10,029          49,829
Interest expense                                           (257)           --
Losses related to unconsolidated investments               --           (51,500)
                                                    ---------------------------
             Net loss                               $  (446,897)    $  (229,268)
                                                    ===========================

             Net loss per share                     $     (0.20)    $     (0.11)
                                                    ===========================

Weighted average common shares outstanding            2,257,633       2,135,833


See Notes to Consolidated Financial Statements (unaudited)

                           LEGAL RESEARCH CENTER, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                    Common Stock             Additional
                                                -------------------------     Paid-in      Accumulated       Notes
                                                    Shares         Amount     Capital        Deficit      Receivable       Total
                                                -----------------------------------------------------------------------------------
Balance, December 31, 1995                        2,135,833   $    21,358   $ 4,551,634   $  (332,288)   $      --      $ 4,240,704
  Issuance of stock to purchase
    The Law Office, Inc.                            121,800         1,218       242,382          --             --          243,600
  Issuance of stock options to
    purchase The Law Office, Inc.                      --            --          15,441          --             --           15,441
  Issuance of shares subject to a
   stock subscription agreement                   1,040,000        10,400     1,955,850          --       (1,966,250)          --
  Net loss                                             --            --            --      (1,656,553)          --       (1,656,553)
                                                -----------------------------------------------------------------------------------
Balance, December 31, 1996                        3,297,633        32,976     6,765,307    (1,988,841)    (1,966,250)     2,843,192
  Net loss                                             --            --            --        (446,897)          --         (446,897)
                                                -----------------------------------------------------------------------------------
Balance, March 31, 1997                           3,297,633   $    32,976   $ 6,765,307   $(2,435,738)   $(1,966,250)   $ 2,396,295
                                                ===================================================================================


See Notes to Consolidated Financial Statements (unaudited)

                           LEGAL RESEARCH CENTER, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                         (unaudited)
                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                            ---------------------------------
                                                                                                   1997              1996
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net loss                                                                                  $  (446,897)        $  (229,268)
  Adjustments to reconcile net loss to net cash used operating in activities:
     Depreciation                                                                                26,325              12,415
     Amortization of intangible assets and capitalized development costs                         64,109                --
     Loss on retirement of furniture and equipment                                                1,606                --
     Provision for uncollectible accounts receivable                                               --                 4,400
     Equity in losses of unconsolidated investments                                                --                51,500
     Changes in assets and liabilities:
       Trade accounts receivable and unbilled services                                          179,509            (100,375)
       Related party accounts and other current assets                                          (63,420)             (2,306)
       Accounts payable                                                                        (137,470)            (35,137)
       Client advances                                                                           28,121             (16,091)
       Accrued expenses                                                                          12,809              10,942
                                                                                            -------------------------------
                    Net cash used in operating activities                                      (335,308)           (303,920)
                                                                                            -------------------------------

Cash Flows From Investing Activities
  Sale (purchases) of furniture and equipment, net                                                1,268             (40,299)
  Advances to unconsolidated subsidiaries                                                          --              (230,414)
  Capitalized development costs                                                                 (49,300)             (8,400)
                                                                                            -------------------------------
                    Net cash used in investing activities                                       (48,032)           (279,113)
                                                                                            -------------------------------

Cash Flows From Financing Activities
  Cash payments on non compete agreements                                                        (4,127)               --
                                                                                            -------------------------------
                    Net cash used in financing activities                                        (4,127)               --
                                                                                            -------------------------------

                    Decrease in cash and cash equivalents                                      (387,467)           (583,033)

Cash and cash equivalents
  Beginning                                                                                     955,600           3,510,752
                                                                                            -------------------------------
  Ending                                                                                    $   568,133         $ 2,927,719
                                                                                            ===============================


See Notes to Consolidated Financial Statements (unaudited)

                           LEGAL RESEARCH CENTER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (unaudited)

Basis Of Presentation: The interim financial statements are unaudited, but in the opinion of management reflect all adjustments necessary for a fair presentation of results of such periods. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full fiscal year. These financial statements should be read in conjunction with the audited financial statements and notes thereto, for the year ended December 31, 1996.

Principles Of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, The Law Office, Inc.
(TLO) and its eighty-five  percent owned subsidiary,  The CyberLaw Office,  Inc.
(CLO). All significant intercompany accounts and transactions have been eliminated.

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

Income Taxes: The income tax benefit computed at the statutory rate for the three month period ended March 31, 1997 is approximately $152,000 which is offset by a valuation allowance of the same amount. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss or tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the amounts of assets and liabilities recorded for income tax and financial reporting purposes. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Major Customers: Three customers accounted for 20.6%, 12.3% and 0% respectively, of the Company's total revenues for the quarter ended March 31, 1997. These same customers accounted for 24.7%, 0% and 13.4%, respectively, of the Company's total revenues for the same period in 1996.

Acquisition of The Law Office, Inc.: In May 1995 the Company acquired 25% of the stock of TLO. The investment in TLO was accounted for under the equity method of accounting through May 1996.

In May 1996, the Company acquired all of the remaining outstanding shares of TLO for $97,961 in cash including acquisition costs, issuance of 121,800 shares of the Company and options to buy 54,500 shares of the Company at $3.50 per share. The purchase of TLO was accounted for as a purchase and the purchase price was allocated to the assets acquired and liabilities assumed based on fair values. The excess of the purchase price above the fair value of the assets has been assigned to intangible assets which are being amortized over periods ranging from 18 to 60 months.

The CyberLaw Office, Inc.: CLO was incorporated in Minnesota in October 1995, and is a majority owned subsidiary of the Company. CLO was originally created by the Company to expand its on-line activities similar to TLO, into the international market place. In July 1996, the Company sold a 15% interest to a director of the Company as an inducement to become the new Chief Executive Officer of CLO, as part of the employment agreement, for a nominal sum. CLO has insignificant assets and reported no results from operations in the three months ended March 31, 1997 and 1996, respectively. In August 1996, the Company consolidated management of all Internet related activities under the Chief Executive Officer of CLO. TLO has a negative book value and requires substantial additional investment to achieve its potential. CLO continues to seek additional investment from outside investors in 1997. The Company intends to consolidate ownership of TLO under CLO when additional financing is complete.

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

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and footnotes which appear elsewhere in this Report and the Company's annual report for 1996 on Form 10-KSB.

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers that statements contained herein, other than historical data, may be forward-looking and subject to risk and uncertainties including, but not limited to the continuation of revenues through the Company's strategic alliances and the successful development of other new business. The following important factors could cause the Company's actual results to differ materially from those projected in forward-looking statements made by or on behalf of , the Company:

     o Failure of the Company or its partners to successfully expand its market share and sell products and services.

     o Company's inability to produce and deliver its products and services at margins sufficient to cover operating costs.

     o    Risks related to obtaining permanent financing for CLO and TLO.

     o    Effectiveness of cost cutting  measures  implemented by the Company to
          moderate   the  growth  in  sales  and   marketing   and  general  and
          administrative expenses.

The Company's revenues have historically been derived from conducting analytical research and writing on a non-recurring basis for its customers. Historically, the Company has experienced a seasonal fluctuation in revenues with second and third quarters being the slowest quarters of the year and the last quarter being the strongest. The Company has developed and implemented programs designed to attract customers to enter into long term relationships to provide greater consistency in quarterly revenues.

In May 1996, the Company purchased all of the remaining outstanding shares of TLO. The Company has been funding development and operations of TLO since May 1995. 1997 results from operations for TLO are fully consolidated with the Company's results. TLO is in the early stage of commercial operation. For the three months ended March 31, 1997, TLO has generated $18,200 in revenues. Revenues are currently generated from the leasing of space on TLO's web-site and from the sale of ancillary services. First quarter expenditures have been on activities necessary to support and enhance its web-site, to advertise and market its services and solicit content providers for TLO. The Company recognized approximately $240,000 of net losses of TLO for the three months ended March 31, 1997. The Company recorded $51,500 of net losses of TLO under the equity method of accounting, representing 25% of TLO financial results for the three months ended March 31, 1996.

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

CLO plans to be a full-service, on-line commercial center offering a variety of goods and services to legal professionals and a variety of legal related goods and services to the general public. Through a comprehensive and aggressive sales, promotional, advertising and networking effort that leverages on the marketing success of Microsoft Corporation's Windows 95 and Office 97, CLO and TLO expect to attract entrepreneurial national and regional practice attorneys and vendors to offer their services and products through CLO's and TLO' s web-site.

On a consolidated basis CLO and TLO have a negative book value and require substantial additional investment to achieve their potential. CLO plans to seek additional investment from potential outside investors in the future.

The Company continues to develop its Corporate Alternative Dispute Resolution Enterprises, (CADRE) program. An alternative dispute resolution (ADR) system is a means to reduce the amount of courtroom litigation and includes private arbitration and mediation. The Company intends to develop CADRE initially as a several day corporate training course in the concepts and skills necessary to implement and utilize an ADR system on a corporate-wide basis. The Company has substantially completed the curriculum and market development and expects that the product will be launched in the second quarter of 1997.


RESULTS OF OPERATIONS

Revenues: Revenues increased by $108,973 or 24.7%, to $550,755 for the three month period ended March 31, 1997 over the same period of 1996. The increase in revenues is primarily attributable to an increase in traditional research, writing and document retrieval projects that the Company has been able to secure through sales and marketing activities.

First quarter 1997 multi-jurisdictional survey (MJS) revenues declined due to the completion of a major project in the fourth quarter of 1996 and that project size in terms of first quarter 1997 revenue, have declined. MJS are typically non-recurring fixed price projects. In some instances on-going revenue will be derived from updating completed projects quarterly or annually. Historically, gross margins on MJS have been lower than traditional research and writing projects, as such projects are typically fixed price in nature. The Company expects to improve gross margins on such projects during the remainder of 1997 by improving the efficiency of its production process and reducing or eliminating costs. The Company expects to continue its sales and marketing efforts to seek and expand upon multi-jurisdictional projects in the future.

Direct Operating Costs: Direct operating costs for compensation and other benefits include hourly contract fees for independent research attorneys and hourly compensation of staff research attorneys, document production and support personnel, and compensation and other benefits for TLO web-site support and development staff. Other direct operating costs include outside research fees and services, royalty fees for association referrals, computer database charges, project data conversion fees and document retrieval expenses.

Total direct operating costs increased $155,370, or 71.9%, for the three months ended March 31, 1997 from the same period in 1996. The increase in direct operating costs is primarily due to higher personnel costs, computer database charges and electronic book conversion fees. Personnel costs increased due to wage and salary increases and the hiring of additional staff attorneys for research and writing to handle increasing volume and the hiring of web-site development and support personnel for TLO. Computer database charges increased due to increased usage of database services to complete research projects. Project data conversion fees increased as more customers require that work product be delivered in an electronic format to facilitate subsequent sale or use.

Direct operating costs, expressed as a percentage of revenue, increased from 48.9% to 67.5% for the three months ended March 31, 1997 from the same period in 1996, for the reasons discussed above.

Gross Profit: Gross profit decreased by $46,397, or 20.6%, to $179,260 over March 31, 1996 gross profit of $225,657. As a percentage of revenue, gross profit declined from 51.1% to 32.5%, primarily as a result of the increase in direct operating costs discussed above.

Other Operating Costs: Other operating costs include compensation of officers and corporate staff, advertising and direct marketing expenditures and general corporate overhead, including depreciation and amortization. Other operating costs increased by $182,675, or 40.3%, for the three months ended March 31, 1997 from the same period in 1996. The increase in other operating costs by category was $95,032, or 46.8%, in sales and marketing and $87,643, or 35.0%, in general and administrative. The increase in sales and marketing costs was primarily due to increased staffing and marketing and advertising expenditures for TLO. General and administrative expenditures increased due to expenditures by TLO to hire management and support staff, lease office space, purchase equipment and supplies and recognize amortization expense on intangible assets. The increase in general and administrative expenditures by TLO was offset by a decline in general and administrative expenses incurred in the research and writing business.

Other Income and Expense: Interest income decreased $39,800 for the three months ended March 31, 1997 from the comparable period in 1996. The decrease was a result of less cash invested in interest bearing accounts.

From January 1, 1996 through the date of acquisition on May 13, 1996, the Company recorded 25% of TLO's losses under the equity method of accounting. Subsequent to the acquisition, TLO's results of operations have been fully consolidated into the Company's financial statements.


LIQUIDITY AND CAPITAL RESOURCES

The Company continued to use the proceeds from its initial public offering in August 1995 to fund first quarter 1997 operating costs, to fund the development of CADRE, and to provide working capital to CLO and TLO. In addition, the Company continues to look for other marketing and development opportunities and alliances to increase revenues and cash flow. At March 31, 1997 the Company had cash and cash equivalents of $568,133 and working capital of $1,380,853.

Cash used in operating activities was $335,308 in the first three months of 1997. This use of cash is primarily the result of a $354,857 net loss before depreciation and amortization and other non-cash charges, a $137,470 decrease in accounts payable, offset by a $179,509 decrease in accounts receivable and unbilled services. The increase in accounts receivable offset by the reduction in unbilled services from December 31, 1996 is primarily attributable to one large, multi-jurisdictional project for which billing cycle spans over a 3 to 6 month time frame. The Company collected over $450,000 on this project in April 1997. The Company expects cashflow from operations to be negative for the next two quarters.

Investing activity for the first three months of 1997 was $48,032 principally as a result of investments in CADRE. Cash used in financing activities consisted of $4,127 of payments made to former shareholders in connection with the acquisition of TLO. The Company expects the level of cash used in investing activities to continue at the same level for the next quarter until CADRE begins to generate cash flow.

Cash used in operating activities was $303,920 in the first quarter of 1996. The usage was primarily due to a net loss of $229,268 plus non cash charges of $68,315 offset by an increase in accounts receivable and unbilled services of $100,375 and a decrease in accounts payable and accrued expenses of $40,286. Cash used in investing activities was $279,113, primarily due to advances to TLO and purchases of furniture and equipment. There were no cash flows associated with financing activities during the first quarter of 1996.

Management believes that during 1996, it completed the development and implementation of the necessary infrastructure to support larger revenues in the core business in 1997 and beyond. In addition, the Company has instituted specific cost control measures such as hiring and wage freezes, to reduce expenditures in all areas of its operation. The Company expects that by the end of 1997, expenditures in the core research business will be funded almost exclusively by funds generated from operations. The Company believes that the cash requirements of CLO, TLO, CADRE and other marketing and development activities will be significant in the first half of 1997. Initially, the Company intends to fund such investments and development activities and if possible, raise additional funding in 1997, although there is no assurance that such financing will be available on terms acceptable to the Company or at all. If the Company does not raise such funds, cash advances to CLO and TLO will be reduced or eliminated in order to conserve cash.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          i. News release dated May 8, 1997 regarding the financial results for the three months ending March 31, 1997

     (b) Reports on Form 8-K

          i.   none

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      LEGAL RESEARCH CENTER, INC.


Dated: May 9, 1997                    By: /s/ Frank G. Hallowell
                                         -----------------------
                                      Frank G. Hallowell
                                      Vice President and Chief Financial Officer

                                     EXHIBIT
           News release dated May 8, 1997 regarding financial results for the quarter ended March 31, 1997

May 8, 1997

Legal Research Center, Inc.             Contacts:   Christopher Ljungkull, CEO
700 Midland Square Building                         Frank Hallowell, CFO
331 Second Avenue South                             Legal Research Center, Inc.
Minneapolis, MN 55401                               612/332-4950, 800/776-9377

                                                    Joseph Jennings
                                                    The Sage Group
                                                    612/321-9897


                          LEGAL RESEARCH CENTER REPORTS
                     24% GROWTH IN REVENUE FOR FIRST QUARTER


     Minneapolis, MN - Legal Research Center, Inc. (NASDAQ:LRCI) today announced revenues of $550,755 for its first quarter year ended March 31, 1997, an increase of 24 percent over $441,782 in 1996. The company posted a net loss of $446,897, or 20 cents a share, compared to a net loss of $229,268, or 11 cents a share, over the same period in 1996. The portion of net loss attributable to the company's investment and on-going development in The CyberLaw Office, Inc. and The Law Office, Inc. (collectively referred to as "CLO") amounted to $239,918, or 11 cents a share, versus $51,500, or 2 cents a share, in fiscal 1996.

     Christopher Ljungkull, chief executive officer of Legal Research Center, commented: "While we are pleased with the Company's first quarter revenue performance, we expect a significantly higher revenue growth rate through the rest of the year. Not yet reflected in revenues, but expected, are research projects generated by the development of a work product database for Risk Enterprise Management Limited, additional multi-jurisdictional surveys under our contract with Bankers Systems, Inc., CADRE revenue and CLO revenues from new agreements generating on-line transactions. Additionally, we are beginning to see revenue from annual research contracts which are now replacing business previously sold on a project-by-project basis."

     "With the implementation of new cost control measures and improved project management procedures in the first quarter of 1997, gross margins have been improving dramatically," Ljungkull noted. "Excluding the costs of CLO, operating expenses declined slightly compared to the first quarter of 1996. We will continue efforts to reduce or eliminate expenses in all areas of the business."

     "CLO's first quarter revenue performance was slightly below expectation." Ljungkull continued, "While development and operating costs of CLO are significantly higher than a year ago, they declined in the first quarter following strict cost control measures implemented in the fourth quarter of 1996. We remain very much committed to this exciting and potentially rewarding investment and are actively seeking financing to continue its profitable development and expansion."

     Legal Research Center, headquartered in Minneapolis, offers cost-effective legal research and writing services to attorneys in corporate and private practice throughout the world. Legal Research Center also provides law-related products and services to lawyers and the general public through The CyberLaw Office and The Law Office, which operates a web site on The Microsoft Network and the

Internet. Additionally, the company is developing a proprietary alternative dispute resolution training program for corporate and legal use under the trade name CADRE (Center for Alternative Dispute Resolution Enterprise).

Statements contained here, other than historical data, may be forward-looking and subject to risks and uncertainties including, but not limited to the continuation of revenues through the company's strategic alliances and the successful development of other new business, as well as those set forth in the company's 10-KSB, 10-QSB and other SEC filings.


                           LEGAL RESEARCH CENTER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             Three Months
                                                             Ended March 31,
                                                    ----------------------------
                                                         1997            1996
                                                    -------------   ------------
Revenues                                            $   550,755     $   441,782
Operating loss                                      $  (456,669)    $  (227,597)
Net loss                                            $  (446,897)    $  (229,268)
Net loss per share                                  $     (0.20)    $     (0.11)

Weighted average common shares outstanding            2,257,633       2,135,833


                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     March 31,      December 31,
                                                        1997            1996
                                                    -----------     -----------
Current assets                                      $ 1,764,539     $ 2,268,094
Furniture and equipment, net                            208,295         237,495
Other assets                                            955,481         970,290
                                                    -----------     -----------
  Total assets                                      $ 2,928,315     $ 3,475,879
                                                    ===========     ===========

Current liabilities                                 $   383,686     $   480,226
Long-term and other liabilities                         148,334         152,461
Stockholders' equity                                  2,396,295       2,843,192
                                                    -----------     -----------
  Total liabilities and stockholders' equity        $ 2,928,315     $ 3,475,879
                                                    ===========     ===========