Form 10KSB/A
period 1996-12-31
LEGAL RESEARCH CENTER INC
filed 1997-05-21
CIK 945506

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A


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

     Check whether the issuer filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes _X_   No ___

                            [Cover page 1 of 2 pages]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___


     State issuer's revenues for its most recent fiscal year. $2,760,038


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

                            [Cover page 2 of 2 pages]

                    Item 13. EXHIBITS AND REPORTS ON FORM 8-K


The following document is filed as part of the report:

2. Exhibits. The following exhibits are being filed as part of this Form
   10-KSB/A:

Exhibit No.               Title                                 Method of Filing
-----------               -----                                 ----------------

  10.5             1997 Stock Option Plan                        Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 LEGAL RESEARCH CENTER, INC.



Dated May 19, 1997                               By:/s/ Frank  G. Hallowell
                                                    --------------------------
                                                    Frank G. Hallowell, VP &
                                                    Chief Financial Officer