Form 10QSB
period 1997-06-14
LEGAL RESEARCH CENTER INC
filed 1997-08-14
CIK 945506

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997 or

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________________

                         Commission file number 0-26548

                           Legal Research Center, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

Minnesota                                   41-1680384
--------------------------------------------------------------------------------
(State Or Other Jurisdiction               (IRS Employer Identification No.)
     Of Incorporation)

    700 Midland Square Building, 331 Second Avenue So., Minneapolis, MN 55401
-------------------------------------------------------------------------------
          (Address Of Principal Executive Offices)                    (Zip Code)

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

              3,327,633 shares of Common Stock as of July 14, 1997

                                      INDEX



PART I.  FINANCIAL INFORMATION                                             Page

Item 1. Financial Statements:

     Consolidated Balance Sheets
          June 30, 1997 and December 31, 1996 ............................... 2
     Consolidated Statements of Operations
          Three and Six Months Ended June 30, 1997 and 1996.................. 4
     Consolidated Statements of Stockholders' Equity ........................ 5
     Consolidated Statements of Cash Flows
          Six Months Ended June 30, 1997 and 1996 ........................... 6
     Notes to Consolidated Financial Statements ............................. 7

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations .........................................11


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ....................................14

                          PART I. FINANCIAL INFORMATION

------------------------------------------------------------------------------------------------
ITEM 1. FINANCIAL STATEMENTS

                           LEGAL RESEARCH CENTER, INC.

                           CONSOLIDATED BALANCE SHEETS



                                                                     (unaudited)
                                                                       June 30,     December 31,
ASSETS                                                                  1997           1996
------------------------------------------------------------------------------------------------
Current Assets
   Cash and cash equivalents                                          $529,373       $955,600
   Accounts receivable:
        Trade                                                          465,926        713,965
        Unbilled services                                              232,492        505,419
        Related party                                                   60,000        174,066
        Less, allowance for doubtful accounts                         (120,000)      (120,000)
                                                                     ---------------------------
                  Net accounts receivable                              638,418      1,273,450
   Other                                                                65,138         39,044
                                                                     ---------------------------
                  Total current assets                               1,232,929      2,268,094
                                                                     ---------------------------

Other Assets
  Intangible assets, net of accumulated amortization of
     $0 and $152,789, respectively                                        --          827,465
  Capitalized development costs, net of accumulated amortization
    of $0 and 5,916, respectively                                      199,418        101,061
  Investment in and advances to American Research Corporation          152,988         41,764
                                                                     ---------------------------
                                                                       352,406        970,290
                                                                     ---------------------------

Furniture and equipment, at cost                                       364,042        367,381
Less, accumulated depreciation                                         199,249        129,886
                                                                     ---------------------------
                                                                       164,793        237,495
                                                                     ---------------------------
                                                                    $1,750,128     $3,475,879
                                                                     ===========================


See Notes to Consolidated Financial Statements (unaudited)

                           LEGAL RESEARCH CENTER, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                          (unaudited)
                                                            June 30,     December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                          1997           1996
-------------------------------------------------------------------------------------
Current Liabilities
 Accounts payable                                        $    70,620    $   182,032
 Non compete agreement                                          --           16,508
 Client advances                                              70,757         35,957
 Accrued expenses:
   Compensation                                               98,379        108,438
   Other                                                      49,353        137,291
                                                         ---------------------------
                  Total current liabilities                  289,109        480,226
                                                         ---------------------------

Non compete agreement                                           --           47,461
                                                         ---------------------------

Common stock subject to repurchase obligation                105,000        105,000
                                                         ---------------------------

Stockholders' Equity
 Common stock, $0.01 par value; authorized
   20,000,000 shares; issued 3,327,633; 30,000 subject
   to repurchase obligation                                   32,976         32,976
 Additional paid in capital                                6,765,307      6,765,307
 Accumulated deficit                                      (3,476,014)    (1,988,841)
 Notes receivable from officers and directors             (1,966,250)    (1,966,250)
                                                         ---------------------------
                                                           1,356,019      2,843,192
                                                         ---------------------------
                                                         $ 1,750,128    $ 3,475,879
                                                         ===========================


See Notes to Consolidated Financial Statements (unaudited)

                                                     LEGAL RESEARCH CENTER, INC.

                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (unaudited)


                                                                          Three Months                           Six Months
                                                                         Ended June 30,                        Ended June 30,
                                                             --------------------------------        -------------------------------
                                                                    1997               1996               1997               1996
---------------------------------------------------------------------------------------------        -------------------------------
Revenues                                                       $   580,977        $   488,255        $ 1,113,512        $   930,037

Direct operating costs:
  Compensation and benefits                                        248,398            201,464            493,794            373,298
  Other                                                             84,776             68,177            176,994            112,468
                                                             --------------------------------        -------------------------------
            Total direct operating costs                           333,174            269,641            670,788            485,766
                                                             --------------------------------        -------------------------------

            Gross profit                                           247,803            218,614            442,724            444,271
                                                             --------------------------------        -------------------------------

Other operating costs:
  Sales and marketing                                              247,712            192,554            451,912            395,745
  General and administrative                                       242,552            263,652            477,423            513,715
                                                             --------------------------------        -------------------------------
            Total other operating costs                            490,264            456,206            929,335            909,460
                                                             --------------------------------        -------------------------------

            Operating loss                                        (242,461)          (237,592)          (486,611)          (465,189)

Interest income, net                                                 9,254             31,640             18,963             81,469
                                                             --------------------------------        -------------------------------

            Loss from continuing operations                       (233,207)          (205,952)          (467,648)          (383,720)

Discontinued operations:
  Loss from operations of The Law Office, Inc.                    (195,060)          (106,849)          (407,517)          (158,349)
  Loss on the disposal of The Law Office, Inc.
    including $73,800 provision for operating
    losses during phase-out period                                (612,008)              --             (612,008)              --
                                                             --------------------------------        -------------------------------

            Net loss                                           $(1,040,275)       $  (312,801)       $(1,487,173)       $  (542,069)
                                                             ================================        ===============================

Earnings per share:
            Loss from continuing operations                    $     (0.10)       $     (0.09)       $     (0.21)       $     (0.18)
            Loss from discontinued operations                  $     (0.36)       $     (0.05)       $     (0.45)       $     (0.07)
                                                             --------------------------------        -------------------------------
            Net loss                                           $     (0.46)       $     (0.14)       $     (0.66)       $     (0.25)
                                                             ================================        ===============================

Weighted average common shares outstanding                       2,257,633          2,200,079          2,257,633          2,168,134
                                                             ================================        ===============================

                                                     LEGAL RESEARCH CENTER, INC.

                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                       Common Stock         Additional
                                                 ------------------------     Paid-in     Accumulated      Notes
                                                   Shares        Amount       Capital        Deficit     Receivable         Total
                                                 -----------------------------------------------------------------------------------
Balance, December 31, 1995                        2,135,833   $    21,358   $ 4,551,634   $  (332,288)   $      --      $ 4,240,704
  Issuance of stock to purchase
    The Law Office, Inc.                            121,800         1,218       242,382          --             --          243,600
  Issuance of stock options to
    purchase The Law Office, Inc.                      --            --          15,441          --             --           15,441
  Issuance of shares subject to a
   stock subscription agreement                   1,040,000        10,400     1,955,850          --       (1,966,250)          --
  Net loss                                             --            --            --      (1,656,553)          --       (1,656,553)
                                                 -----------------------------------------------------------------------------------
Balance, December 31, 1996                        3,297,633        32,976     6,765,307    (1,988,841)    (1,966,250)     2,843,192
  Net loss                                             --            --            --      (1,487,173)          --       (1,487,173)
                                                 -----------------------------------------------------------------------------------
Balance, June 30, 1997                            3,297,633   $    32,976   $ 6,765,307   $(3,476,014)   $(1,966,250)   $ 1,356,019
                                                 ===================================================================================



See Notes to Consolidated Financial Statements (unaudited)

                                                     LEGAL RESEARCH CENTER, INC.

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                            (unaudited)
                                                                                                         Six Months Ended
                                                                                                              June 30,
                                                                                                ------------------------------------
                                                                                                       1997                 1996
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net loss                                                                                         $(1,487,173)         $  (542,069)
  Adjustments to reconcile net loss to cash used in operating activities:
     Loss on disposal of The Law Office, Inc.                                                          612,008                 --
     Amortization of intangible assets and capitalized development costs                               128,219               29,472
     Depreciation                                                                                       52,258               32,980
     Equity in losses of unconsolidated investments                                                       --                 64,476
     Provision for uncollectible accounts receivable                                                     4,600                2,048
     Loss on disposal of furniture and equipment                                                         1,517                 --
     Changes in assets and liabilities:
       Trade accounts receivable and unbilled services, net of write-offs                              516,366             (208,306)
       Related party accounts and other current assets                                                 (23,797)              (2,029)
       Accounts payable                                                                               (111,413)             (12,446)
       Client advances                                                                                  34,801               (3,675)
       Accrued expenses                                                                                (34,135)              25,850
                                                                                                ------------------------------------
                      Net cash used in operating activities                                           (306,749)            (613,699)
                                                                                                ------------------------------------

Cash Flows From Investing Activities
  Cash paid for the acquisition of The Law Office, Inc.                                                   --                (50,750)
  Purchases of furniture and equipment, net of dispositions                                             (1,030)             (74,550)
  Advances to unconsolidated subsidiaries                                                                 --               (386,618)
  Capitalized development costs                                                                       (110,193)              24,638
                                                                                                ------------------------------------
                      Net cash used in investing activities                                           (111,223)            (487,280)
                                                                                                ------------------------------------

Cash Flows From Financing Activities
  Cash payments on non compete agreements                                                               (8,255)                --
                                                                                                ------------------------------------
                      Net cash used in financing activities                                             (8,255)                --
                                                                                                ------------------------------------

                      Decrease in cash and cash equivalents                                           (426,227)          (1,100,979)

Cash and cash equivalents
  Beginning                                                                                            955,600            3,510,752
                                                                                                ------------------------------------
  Ending                                                                                           $   529,373          $ 2,409,773
                                                                                                ====================================

                           LEGAL RESEARCH CENTER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (unaudited)

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

Principles Of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, The Law Office, Inc.
(TLO) and its eighty-five  percent owned subsidiary,  The CyberLaw Office,  Inc.
(CLO). All significant inter company accounts and transactions have been eliminated.

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

Income Taxes: The income tax benefit computed at the statutory rate for the six month period ended June 30, 1997 is approximately $507,000 which is offset by a valuation allowance of the same amount. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the amounts of assets and liabilities recorded for income tax and financial reporting purposes. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Major Customers: One customer accounted for 11.3% of the Company's total revenues in the quarter ended June 30, 1997. For the six month period ended June 30, 1997, one customer accounted for 16.4% of the Company's total revenues.

Two customers accounted for 25.8% and 15.2% of the Company's total revenues in the quarter ended June 30, 1996. These same two customers accounted for 30.4% and 12.8% respectively, of the Company's total revenues for the six month period ended June 30, 1996.

American Research Corporation: In September 1995, the Company purchased less than 5% of the common stock of American Research Corporation (ARC) for $100,000. The Company uses the cost method of accounting for this investment. In September 1995, the Company advanced ARC $50,000, evidenced by an unsecured 9.75% note. The note plus interest was repaid in October 1996.

ARC has developed a product and service that supports professional service providers. ARC has reported losses in operations since inception in 1992 and has been actively seeking financing to support its operation. The Company provides research services to ARC for which it charges ARC an arm's-length negotiated market rate. Total revenues from ARC were approximately $0 and $119,300 through June 30, 1997 and 1996, respectively.

At December 31, 1996 the Company had receivables and notes from ARC of approximately $174,000. ARC made payments to the Company under the terms of its original agreement, for services rendered through July 1996. In late 1996, the Company restructured its arrangement with ARC to allow ARC more time to complete its refinancing.

In June 1997, ARC closed on its refinancing which resulted in the repurchase of its shares and a restructuring of the amounts due the Company. Amounts due the Company under its services contract through September 1996 ($174,000 plus accrued interest) were converted into a promissory note (Note) with quarterly payments of $15,000 beginning September 15, 1997 and a final balloon payment due June 15, 1999. The Note bears interest at a rate of 10% per annum. The Company retains copyright on all work product as collateral on this Note. ARC made its first installment payment of $15,000 under the Note in June 1997. ARC also agreed to repurchase its shares held by the Company for $100,100 in exchange for a unsecured promissory note (Unsecured Note). The Unsecured Note is repayable in quarterly installments of $25,025 beginning June 30, 1999 and bears interest at a rate of 10% per annum.

Given  ARC's   uncertain   financial   condition,   the  Company  has   reserved
approximately   $80,000  of  the  Note  and   Unsecured   Note  as   potentially
uncollectible.

The Law Office, Inc.: In May 1995, the Company acquired 25% of the stock of TLO. In May 1996, the Company acquired all of the remaining outstanding shares of TLO for $97,961 in cash including acquisition costs, issuance of 121,800 shares of the Company and options to buy 54,500 shares of the Company at $3.50 per share. The acquisition of TLO was accounted for as a purchase and the purchase price was allocated to the assets acquired and liabilities assumed based on fair values. The excess of the purchase price above the fair value of the assets had been assigned to intangible assets which were being amortized over periods ranging from 18 to 60 months. Intangible assets consisted primarily of an Independent Content Provider Agreement (ICP) with Microsoft Online Services Partnership (MOSP), non compete agreements with former shareholders of TLO and goodwill.

TLO operates as a content provider and forum manager under an ICP agreement with MOSP on The Microsoft Network (MSN) and directly on the Internet. The agreement with MOSP expires in December 1997. Revenues were expected from leasing of space to attorneys (Regional Attorney Network) and related vendors on TLO's web-site and from the sale of services and advertising. Substantially all of TLO's current revenue is generated by its Regional Attorney Network. To maintain and grow the Regional Attorney Network requires significant expenditures on advertising and marketing.

Monthly TLO revenues have not been sufficient to cover cash operating expenses and development costs. In June 1997, TLO was informed by MOSP that the ICP agreement will not be renewed for a second term. MSN has decided not to continue with the ICP concept and is not renewing ICP contracts. Approximately 2% of TLO's current web-site traffic is generated through its affiliation with MSN.

The Company has been seeking additional investors to fund operating and continuing development costs of TLO. However, there can be no assurance that financing of TLO can be obtained on terms acceptable to the Company or at all.

Due to continuing substantial negative cash flow, the non-renewal of the ICP agreement and the uncertainty of obtaining adequate funds to finance TLO operations and development, the Company has decided to suspend the funding of TLO in the third quarter of 1997 and has instructed TLO management to pursue the sale of TLO and CLO to recover its investment and advances. The expected manner of sale of TLO would be either a purchase of a controlling interest by a non-affiliated third party, a sale of major assets such as its operating platform or a management led buyout by the end of 1997. There can be no assurance that TLO and CLO's assets or business can be sold on terms acceptable to the Company or at all.

Due to the suspension of funding, uncertainty regarding financing and the plan to sell all or part of TLO it is not likely that the Company will fully recover its investment and advances. Therefore, the Company has recorded a $612,008 expected loss on the ultimate disposal of TLO as of June 30, 1997. The loss on disposition consists primarily of a non-cash charge for intangible assets $518,200, a non-cash valuation charge for computer equipment and related equipment of approximately $20,000 and a provision for cash operating expenses during the phase-out period of approximately $73,800.

Results from operations of TLO through June 30, 1997 and for the comparable periods in 1996, are now reported as discontinued operations. TLO reported a net loss of $195,060 for the quarter ended June 30, 1997 on revenues of $14,500. For the comparable period in 1996, TLO reported a net loss of $106,849 on $0 revenues. For the six month period ended June 30, 1997, TLO reported a loss of $407,517 on revenues of $32,719. For the six month period ended June 30, 1996, TLO reported a loss of $158,349 on $0 revenues.

The CyberLaw Office, Inc.: CLO was incorporated in Minnesota in October 1995, and is a majority owned subsidiary of the Company. CLO was originally created by the Company to expand its on-line activities similar to TLO into the international market place. In July 1996, the Company sold a 15% interest to a director of the Company as an inducement to become the new Chief Executive
Officer of CLO, as part of the employment agreement, for a nominal sum. In August 1996, the Company consolidated management of all Internet related activities under the Chief Executive Officer of CLO. As discussed above, the Company has decided to sell its interest in TLO and CLO to recover its advances. CLO has insignificant assets and reported no results from operations in the three and six months ended June 30, 1997 and 1996, respectively. Therefore the disposal of CLO is not expected to have a material impact on the Company's financial results.

Common Stock Subject To Repurchase Obligation: In September 1996, the Company issued 40,000 shares of common stock on behalf of TLO to settle a $140,000 note payable. The note was issued to a former shareholder of TLO as a prerequisite to the acquisition of TLO by the Company. Under the terms of the agreement by which the shares were issued, the shareholder could require the Company to repurchase 10,000 shares at $3.50 a share upon written notice to the Company, on or before December 31, 1997. In October 1996, the shareholder exercised this option. In addition, the shareholder can require the Company to repurchase a portion or all of the remaining shares at $3.50 a share if TLO obtains debt or equity financing in excess of $500,000. These 30,000 shares are not considered outstanding shares for the purposes of determining weighted average shares outstanding and net loss per share.

Notes Receivable From Officers And Directors: On September 3, 1996, the Company sold an aggregate of 1,040,000 shares of its common stock to three of its officers and/or directors, at the closing price for the Company's common stock on September 4, 1996, or $1.89 per share. The purchases were made through seven year non-recourse notes, with the shares pledged as collateral. The notes bear a fixed interest rate of 8.5% and cannot be prepaid anytime before September 2, 2003. The shares are restricted and cannot be sold or otherwise transferred without repaying the notes. It is Company policy not to record interest income on the notes until cash is received on September 2, 2003.

Shares of common stock issued to officers or directors in exchange for notes receivable structured as described above, are not deemed to be outstanding under generally accepted accounting principles. However, such shares are treated as stock options (and therefore, as common stock equivalents) for purposes of calculating weighted average shares outstanding and net loss per share.

Earnings Per Share: The FASB has issued Statement No. 128, Earnings per Share, which supersedes APB Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per-share amounts. All other entities are required to present basic and diluted per-share amounts. Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. All entities required to present per-share amounts must initially apply Statement No. 128 for annual and interim periods ending after December 15, 1997. Earlier application is not permitted.

The Company has not completed its analysis of Statement No. 128 however, it does not expect that the impact of this new accounting pronouncement when implemented by the Company, will have a material impact on earnings per share.

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

     o Effectiveness of cost cutting measures implemented by the Company to improve gross margins and moderate the growth in sales, marketing and general and administrative expenses.

     o Risks related to the discontinuation of operations of TLO and CLO and the disposition of their assets and business.

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

The Company continues to develop its Corporate Alternative Dispute Resolution Enterprises, (CADRE) program. An alternative dispute resolution (ADR) system is a means to reduce the amount of courtroom litigation and includes private arbitration and mediation. The Company intends to develop CADRE initially as a several day corporate training course in the concepts and skills necessary to implement and utilize an ADR system on a corporate-wide basis. The Company has substantially completed the curriculum and market development and expects that the product will be launched in the third quarter of 1997.

RESULTS OF OPERATIONS

Revenues: Revenues increased by $92,722 or 19.0%, to $580,977 for the three month period ended June 30, 1997 over the same period of 1996. For the six month period, revenues increased $183,475 or 19.7%. The increase in revenues is primarily attributable to an increase in traditional research and writing, on-site library services and document retrieval projects that the Company has been able to secure through sales and marketing activities, offset by a decline in multi-jurisdictional survey (MJS) and contract attorney revenues.

Second quarter and year-to-date 1997 MJS revenues declined from the comparable periods in 1996 primarily due to the completion of a major non-recurring project in the fourth quarter of 1996. Contract attorney revenues declined due to completion of a major engagement in October 1996. The Company began to de-emphasize this service in late 1996, electing to re-deploy research attorneys to other products and services.

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

Total direct operating costs increased $63,533, or 23.6%, for the three months ended June 30, 1997 from the same period in 1996. For the six month period, direct operating costs increased $185,022 or 38.1%.

The increase in direct operating costs is primarily due to higher personnel costs, computer database charges, document retrieval fees and project data conversion fees. Personnel costs were higher due to wage and benefit increases for existing staff, the hiring of additional staff attorneys for research and writing to handle anticipated increases in volume which did not materialize and an increase in non-billable time on fixed price contracts. Computer database charges were higher due to increased usage of database services to complete research projects as an offset to additional research attorney time. Project data conversion fees increased as more customers require that work product be delivered in an electronic format to facilitate subsequent sale or use.

Direct operating costs, expressed as a percentage of revenues, increased from 55.2% to 57.3% for the three months ended June 30, 1997 from the same period in 1996. For the six month period, direct operating costs as a percentage of revenues increased from 52.2% to 60.2%. The increases are due to various factors explained above. Compared to the first quarter of 1997, direct operating costs, expressed as a percentage of revenues, decreased from 63.4% to 57.3% primarily as the result of cost containment and process improvement measures implemented in early 1997. The Company expects to decrease direct operating costs as a percentage of revenues during the remainder of 1997 by improving the efficiency of its research and production process and reducing or eliminating costs.

Gross Profit: Gross profit for the three month ended June 30, 1997 increased by $29,189 or 13.4%, to $247,803 over gross profit of $218,614 for the comparable 1996 period. As a percentage of revenue, gross profit declined from 44.8% to 42.7% for the three months ended June 30, 1997 from the same period in 1996, primarily as a result of the increase in direct operating costs discussed above.

For the six months ended June 30, 1997, gross profit declined by $1,547 or 0.3% to $442,724 from the comparable 1996 period. As a percentage of revenue, gross profit decreased from 47.8% to 39.8% for the six months ending June 30, 1997 from the same period in 1996, primarily as a result of direct costs increasing at a faster rate than increases in revenue as discussed above.

Other Operating Costs: Other operating costs include compensation of officers, sales and corporate staff, advertising and direct marketing expenditures and general corporate overhead, including depreciation. Other operating costs increased by $34,058, or 7.5%, for the three months ended June 30, 1997 over the same period in 1996. Of these other operating costs, sales and marketing expenses increased by $55,158, or 28.6%, but were offset by a decline of $21,100, or 8.0%, in general and administrative expenses. For the six months ended June 30, 1997, other operating costs increased $19,875 or 2.2%. Of these other operating costs, sales and marketing expenses increased by $56,167 or 14.2%, but were offset by a decline of $36,292 or 7.1% in general and administrative expenses.

The increase in sales and marketing costs for the three and six months ending June 30, 1997 over the same period in 1996 was primarily due to increased staffing and incentive pay under a new plan instituted in 1997 to generate additional revenues and increased marketing and advertising expenditures to support revenue production.

General and administrative expenditures decreased for the three and six months ending June 30, 1997 over the same periods in 1996 primarily due to the suspension of hiring in late 1996 and cost containment and reduction initiatives implemented in the first quarter of 1997.

Other Income and Expense: Interest income decreased $22,386 for the three months ended June 30, 1997 and $62,506 for the six months ended June 30, 1997 from the comparable periods in 1996. The decrease was a result of less cash invested in interest bearing accounts.

Discontinued Operations: From January 1, 1996 through the date of acquisition on May 13, 1996, the Company recorded 25% of TLO's losses under the equity method of accounting. Subsequent to the acquisition, TLO's results of operations have been fully consolidated into the Company's financial statements. As discussed above, the Company has determined to suspend the funding of TLO in the third quarter of 1997. The Company has entered into discussions to dispose of the some or all of the stock or assets of TLO and anticipates that such actions will be complete on or before the end of 1997. Results of operations and loss on the expected disposal of TLO has been reported a part of discontinued operations for the three and six months ending June 30, 1997 and 1996, respectively. The
Company has also determined to suspend the operations of CLO in the third quarter of 1997 and to dispose of its business. However, this is not expected to have a material impact on the Company.


LIQUIDITY AND CAPITAL RESOURCES

The Company continued to use the proceeds from its initial public offering in August 1995 to fund year-to-date 1997 operating costs of the core business, to fund the development of CADRE, and to provide working capital to CLO and TLO. In addition, the Company continues to look for other marketing and development opportunities and alliances to increase revenues and cash flow. At June 30, 1997 the Company had cash and cash equivalents of $529,373 and working capital of $943,820.

Cash used in operating activities was $306,749 in the first six months of 1997. This use of cash is primarily the result of a $1,487,173 net loss less the anticipated loss on disposal of TLO, depreciation and amortization and other non-cash charges of $798,602, a $111,413 decrease in accounts payable, offset by a $516,366 decrease in accounts receivable and unbilled services. The decrease in accounts receivable and unbilled services from December 31, 1996 is primarily attributable to one large, multi-jurisdictional project under which the billing cycle occurred over a 6 month time frame. The Company collected over $450,000 on this large project in April 1997. Although the Company has taken steps to reduce or defer cash outlays from operations, the Company expects cash flow from operations to be negative for the next three months.

Investing activity for the first six months of 1997 was $111,223 principally as a result of investments in CADRE. The Company expects the level of cash used in investing activities to decrease over the next quarter as CADRE development efforts near completion and the product begins to generate cash flow. The Company is attempting to finance the remaining development and launch costs of CADRE with an outside source in the third quarter of 1997 to reduce the impact on the Company cash resources. There is no assurance that such funding will be obtained on terms acceptable to the Company or at all.

Cash used in financing activities consisted of $8,255 of payments made to former shareholders in connection with the acquisition of TLO. These cash payments have ceased in July 1997 with the termination from employment of one of the former shareholders of TLO.

Cash used in operating activities was $613,699 in the first six months of 1996. The usage was primarily due to a net loss of $542,069 less non cash charges of $128,976 offset by an increase in accounts receivable and unbilled services of $208,306 and a net increase in accounts payable, client advances and accrued expenses of $9,729. Cash used in investing activities was $487,280, primarily due to advances to and the purchase of TLO and purchases of furniture and equipment. There were no cash flows associated with financing activities during the first six months of 1996.

Management believes that during 1996, it completed the development and implementation of the necessary infrastructure to support larger revenues in the Company's core legal research and writing business. However, as revenues have not grown at the pace forecast by the Company, the Company has instituted specific cost control measures including hiring and wage freezes, salary reductions, certain reductions in its workforce and the elimination of funding for TLO's operations, all to reduce expenditures in all areas of the Company's operation. In July 1997 and in exchange for certain salary reductions, eight employees of the Company were granted an aggregate of 165,027 options to purchase common stock of the Company, exercisable at $1.125 per share, the market price on the date of grant. The Company expects that by the end of 1997, expenditures in the core research business will be funded almost exclusively by funds generated from operations. The Company believes that the cash requirements of CADRE and other marketing and development activities in the core business will decline in the third quarter of 1997. The Company intends to fund such CADRE development activities and if possible, raise additional funding in 1997, although there is no assurance that such financing will be available on terms acceptable to the Company or at all.

During the balance of 1997, the Company expects to expend out of operating cash approximately $73,800 in connection with the discontinuation of TLO and CLO's operations and in the disposition of their businesses and assets. Management does not currently anticipate recouping the Company's investment in TLO and CLO upon such disposition.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
     (a) Exhibits

          i. News release dated August 14, 1997 regarding the financial results for the three and six months ending June 30, 1997 and 1996.

     (b)  Reports on Form 8-K

          i.   none


SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   LEGAL RESEARCH CENTER, INC.


Dated: August 14, 1997             By: /s/ Frank G. Hallowell
                                      -----------------------
                                   Frank G. Hallowell
                                   Vice President and Chief Financial Officer

                                     EXHIBIT
         News release dated August 14, 1997 regarding financial results for the three and six months ended June 30, 1997 and 1996

August 14, 1997

Legal Research Center, Inc.           Contacts:   Christopher Ljungkull, CEO
700 Midland Square Building                       Frank Hallowell, CFO
331 Second Avenue South                           Legal Research Center, Inc.
Minneapolis, MN 55401                             612/332-4950, 800/776-9377
                                                  e-mail: lrci@msn.com



                         LEGAL RESEARCH CENTER ANNOUNCES
                         DISCONTINUATION OF TLO/CLO AND
                         REPORTS SECOND QUARTER RESULTS

     Minneapolis, MN - Legal Research Center, Inc. (NASDAQ:LRCI) today announced the restructuring and discontinuation of funding for The Law Office, Inc. (TLO) and CyberLaw Office, Inc. (CLO). The company determined that continued funding of these development stage enterprises was inconsistent with current financial goals and objectives. The company also reported second quarter results.

     The Company reported revenues of $580,977 for its second quarter ended June 30, 1997, an increase of 19 percent over $488,255 in 1996. The company posted a loss from continuing operations of $233,207 or 10 cents a share, compared to a loss from continuing operations of $205,952 or 9 cents a share, over the same period in 1996. For the six months ended June 30, 1997, Legal Research Center reported revenues of $1,113,512 versus $930,037 last year, an increase of 20 percent . The company posted a loss from continuing operations for the first half of 1997 of $467,648 or 21 cents a share compared to $383,720 or 18 cents a share in 1996.

     As a result of a decision to restructure and eliminate funding of The Law Office, Inc. (TLO), the company posted a non-cash charge of $538,200, representing the write-down of intangible and other assets to net realizable value and a charge of $73,800 for operating expenses during the anticipated phase-out period. Operating losses of TLO for the quarter ended June 30, 1997 were $195,060 or 9 cents a share, compared to a loss of $106,849 or 5 cents a share over the same period in 1996. For the six months ended June 30, 1997, TLO operating losses were $407,517 or 18 cents a share, compared to a loss of $158,349 or 7 cents a share for the period last year.

     Taking into account the discontinuation of TLO's operations and the non-cash charge of $538,200, the company reported a net loss for the second quarter ended June 30, 1997 of $1,040,275 or 46 cents a share as compared to a net loss of $312,801 or 14 cents per share in the same period of 1996. For the six months ended June 30, 1997, the company reported a net loss of $1,487,173 or 66 cents per share as compared to a net loss of $542,069 or 25 cents a share in the same period of 1996.

     Christopher Ljungkull, chief executive officer of Legal Research Center, commented:

     "In early June, The Board of Directors of the Company asked management to expand our existing plan to bring about immediate and predictable profitability. This plan took effect July 1 and is based on significant reductions in expenses, improvement of gross margins, continued revenue growth, and restructuring of The Law Office.

     We expect revenue in the second half of this year to exceed the first half. More importantly, we are concentrating our efforts on reaching our stated goal of profitability.

     In the first quarter of 1997, we implemented hiring and wage freezes, and a variety of other controls on administrative expenses. Starting July 1, we imposed 10 - 30% reductions in management salaries and replaced that cash compensation with stock options under our 1997 Stock Option Plan. We also reduced staff through attrition and termination, resulting in a total reduction in salaries and benefits of approximately 20% per month. Gross margins in our core business have already improved over fourth quarter 1996 and first quarter 1997. We expect continued improvement in gross margins during the second half of the year.

     As a result of these efforts, the company's use of cash in the first half of this year declined more than 61% from the same period in 1996. We expect the use of cash to continue to decline as we strive to achieve profitability and positive cash flow.

     We believe that TLO and CLO, when viewed as one asset, is a valuable platform on the Internet. In light of our limited resources, we have decided to restructure and cease funding of TLO in the third quarter of 1997, preserve the assets for sale while continuing to seek outside investment, and take a provision for our remaining investment.

     We expect CADRE to begin generating revenue in September and to be substantially self-funding for the remainder of 1997. CADRE was the catalyst for LRC to raise funds initially and is suggesting, even prior to the actual launch of the program, that it can be a significant channel for marketing LRC's core research business to corporate legal departments.

     Legal Research Center, headquartered in Minneapolis, offers cost-effective legal research and writing services to attorneys in corporate and private practice throughout the world. Additionally, the company is developing a proprietary alternative dispute resolution training program for corporate and legal use under the trade name CADRE.

Statements contained here, other than historical data, may be forward-looking and subject to risks and uncertainties including, but not limited to the continuation of revenues through the company's strategic alliances and the successful development of other new business, as well as those set forth in the company's 10-KSB, 10-QSB and other SEC filings.

                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     LEGAL RESEARCH CENTER, INC.

                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Three Months                           Six Months
                                                                        Ended June 30,                        Ended June 30,
                                                               -------------------------------       -------------------------------
                                                                   1997               1996               1997               1996
                                                               ------------       ------------       -----------        ------------
Revenues                                                       $   580,977        $   488,255        $ 1,113,512        $   930,037
Loss from continuing operations                                $  (233,207)       $  (205,952)       $  (467,648)       $  (383,720)
Loss from discontinued operations                              $  (807,068)       $  (106,849)       $(1,019,525)       $  (158,349)
Net loss                                                       $(1,040,275)       $  (312,801)       $(1,487,173)       $  (542,069)

Net loss per share from continuing operations                  $     (0.10)       $     (0.09)       $     (0.21)       $     (0.18)
Net loss per share from discontinuede operations               $     (0.36)       $     (0.05)       $     (0.45)       $     (0.07)
                                                               ------------       ------------       -----------        ------------
Net loss per share                                             $     (0.46)       $     (0.14)       $     (0.66)       $     (0.25)

Weighted average common shares outstanding                       2,257,633          2,200,079          2,257,633          2,168,134



                                                CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                     June 30,        December 31,
                                                                                      1997               1996
                                                                                  ------------        ------------
Current assets                                                                    $ 1,232,929        $ 2,268,094
Furniture and equipment, net                                                          164,793            237,495
Other assets                                                                          352,406            970,290
                                                                                  ------------        ------------
  Total assets                                                                    $ 1,750,128        $ 3,475,879
                                                                                  ============        ============

Current liabilities                                                                 $ 289,109          $ 480,226
Long-term and other liabilities                                                       105,000            152,461
Stockholders' equity                                                                1,356,019          2,843,192
                                                                                  ------------        ------------
  Total liabilities and stockholders' equity                                      $ 1,750,128        $ 3,475,879
                                                                                  ============        ============