Form 10QSB
period 1997-09-30
LEGAL RESEARCH CENTER INC
filed 1997-11-10
CIK 945506

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997 or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             3,327,633 shares of Common Stock as of November 7, 1997

                                      INDEX




PART I.  FINANCIAL INFORMATION                                             Page
                                                                           ----

Item 1.  Financial Statements:

         Consolidated Balance Sheets
            September 30, 1997 and  December 31, 1996 ........................2
         Consolidated Statements of Operations
            Three and Nine Months Ended September 30, 1997 and 1996...........4
         Consolidated Statements of Stockholders' Equity .....................5
         Consolidated Statements of Cash Flows
            Nine Months Ended September 30, 1997 and 1996 ....................6
         Notes to Consolidated Financial Statements ..........................7

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations .......................................11


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K ..................................15

                          PART I. FINANCIAL INFORMATION

--------------------------------------------------------------------------------
ITEM 1. FINANCIAL STATEMENTS

                           LEGAL RESEARCH CENTER, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                    (unaudited)
                                                                   September 30, December 31,
ASSETS                                                                 1997          1996
---------------------------------------------------------------------------------------------
Current Assets
   Cash and cash equivalents                                       $   373,496    $   955,600
   Accounts receivable:
        Trade                                                          485,132        713,965
        Unbilled services                                               62,531        505,419
        Related party                                                   60,000        174,066
        Less, allowance for doubtful accounts                         (119,000)      (120,000)
                                                                   --------------------------
                  Net accounts receivable                              488,663      1,273,450
   Other                                                                36,354         39,044
                                                                   --------------------------
                  Total current assets                                 898,513      2,268,094
                                                                   --------------------------

Other Assets
  Intangible assets, net of accumulated amortization of
    $152,789                                                              --          827,465
  Capitalized development costs, net of accumulated amortization
    of $0 and $5,916, respectively                                     284,590        101,061
  Investment in and advances to American Research Corporation          127,124         41,764
                                                                   --------------------------
                                                                       411,714        970,290
                                                                   --------------------------

Furniture and equipment, at cost                                       364,043        367,381
Less, accumulated depreciation                                         225,280        129,886
                                                                   --------------------------
                                                                       138,763        237,495
                                                                   --------------------------
                                                                   $ 1,448,990    $ 3,475,879
                                                                   ==========================


See Notes to Consolidated Financial Statements (unaudited)

                           LEGAL RESEARCH CENTER, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                (unaudited)
                                                               September 30,  December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                               1997           1996
-----------------------------------------------------------------------------------------
Current Liabilities
 Accounts payable                                              $    77,211    $   182,032
 Non compete agreement                                                --           16,508
 Client advances                                                    83,330         35,957
 Accrued expenses:
   Compensation                                                    104,113        108,438
   Other                                                            57,324        137,291
                                                               --------------------------
                  Total current liabilities                        321,978        480,226
                                                               --------------------------

Non compete agreement                                                 --           47,461
                                                               --------------------------

Common stock subject to repurchase obligation                      105,000        105,000
                                                               --------------------------

Stockholders' Equity
 Common stock, $0.01 par value; authorized 20,000,000 shares
   issued 3,327,633; 30,000 subject repurchase obligation           32,976         32,976
 Additional paid in capital                                      6,765,307      6,765,307
 Accumulated deficit                                            (3,810,021)    (1,988,841)
 Notes receivable from officers and directors                   (1,966,250)    (1,966,250)
                                                               --------------------------
                                                                 1,022,012      2,843,192
                                                               --------------------------
                                                               $ 1,448,990    $ 3,475,879
                                                               ==========================


See Notes to Consolidated Financial Statements (unaudited)


                                                     LEGAL RESEARCH CENTER, INC.

                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (unaudited)

                                                                         Three Months                         Nine Months
                                                                     Ended September 30,                  Ended September 30,
                                                               -------------------------------       -------------------------------
                                                                    1997               1996               1997               1996
----------------------------------------------------------------------------------------------       -------------------------------
Revenues                                                       $   355,133        $   942,837        $ 1,468,645        $ 1,872,874

Direct operating costs:
  Compensation and benefits                                        157,249            360,621            651,043            733,918
  Other                                                             55,529            161,248            232,523            273,717
                                                               -------------------------------       -------------------------------
            Total direct operating costs                           212,778            521,869            883,566          1,007,635
                                                               -------------------------------       -------------------------------

            Gross profit                                           142,355            420,968            585,079            865,239
                                                               -------------------------------       -------------------------------

Other operating costs:
  Sales and marketing                                              165,824            223,587            617,736            619,332
  General and administrative                                       211,569            297,346            688,992            811,061
                                                               -------------------------------       -------------------------------
            Total other operating costs                            377,393            520,933          1,306,728          1,430,393
                                                               -------------------------------       -------------------------------

            Operating loss                                        (235,038)           (99,965)          (721,649)          (565,154)

Interest income, net                                                 6,031             28,376             24,994            109,666
                                                               -------------------------------       -------------------------------

            Loss from continuing operations                       (229,007)           (71,589)          (696,655)          (455,488)

Discontinued operations:
  Loss from operations of The Law Office, Inc.                        --             (262,752)          (407,517)          (420,922)
  Loss on the disposal of The Law Office, Inc.
    including $73,800 provision for operating
    losses during phase-out period                                (105,000)              --             (717,008)              --
                                                               -------------------------------       -------------------------------

            Net loss                                           $  (334,007)       $  (334,341)       $(1,821,180)       $  (876,410)
                                                               ===============================       ===============================

Earnings per share:
            Loss from continuing operations                    $     (0.10)       $     (0.03)       $     (0.31)       $     (0.21)
            Loss from discontinued operations                  $     (0.05)       $     (0.12)       $     (0.50)       $     (0.19)
                                                               -------------------------------       -------------------------------
            Net loss                                           $     (0.15)       $     (0.15)       $     (0.81)       $     (0.40)
                                                               ===============================       ===============================

Weighted average common shares outstanding                       2,257,633          2,266,763          2,257,633          2,201,132
                                                               ===============================       ===============================


See Notes to Consolidated Financial Statements (unaudited)

                                                     LEGAL RESEARCH CENTER, INC.

                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                      Common Stock           Additional
                                                  -----------------------      Paid-in     Accumulated      Notes
                                                    Shares         Amount      Capital       Deficit      Receivable        Total
                                                  ---------------------------------------------------------------------------------
Balance, December 31, 1995                        2,135,833   $    21,358   $ 4,551,634   $  (332,288)   $      --      $ 4,240,704
  Issuance of stock to purchase
    The Law Office, Inc.                            121,800         1,218       242,382          --             --          243,600
  Issuance of stock options to
    purchase The Law Office, Inc.                      --            --          15,441          --             --           15,441
  Issuance of shares subject to a
   stock subscription agreement                   1,040,000        10,400     1,955,850          --       (1,966,250)          --
  Net loss                                             --            --            --      (1,656,553)          --       (1,656,553)
                                                  ---------------------------------------------------------------------------------
Balance, December 31, 1996                        3,297,633        32,976     6,765,307    (1,988,841)    (1,966,250)     2,843,192
  Net loss                                             --            --            --      (1,821,180)          --       (1,821,180)
                                                  ---------------------------------------------------------------------------------
Balance, September 30, 1997                       3,297,633   $    32,976   $ 6,765,307   $(3,810,021)   $(1,966,250)   $ 1,022,012
                                                  =================================================================================


See Notes to Consolidated Financial Statements (unaudited)

                                                     LEGAL RESEARCH CENTER, INC.

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   (unaudited)
                                                                                Nine Months Ended
                                                                                  September 30,
                                                                            --------------------------
                                                                                1997           1996
-------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net loss                                                                  $(1,821,180)   $  (876,410)
  Adjustments to reconcile net loss to cash used in operating activities:
     Loss on disposal of The Law Office, Inc.                                   717,008           --
     Amortization of intangible assets and capitalized development costs        128,219         91,057
     Depreciation                                                                73,201         56,280
     Equity in losses of unconsolidated investments                                --           64,476
     Provision for uncollectible accounts receivable                              4,645         10,673
     Loss on disposal of furniture and equipment                                  1,517           --
     Changes in assets and liabilities:
       Trade accounts receivable and unbilled services, net of write-offs       666,076       (768,715)
       Related party accounts and other current assets                           30,851         11,908
       Accounts payable                                                        (104,821)       (14,945)
       Client advances                                                           47,373          3,050
       Accrued expenses                                                        (120,343)       135,061
                                                                            --------------------------
                      Net cash used in operating activities                    (377,454)    (1,287,565)
                                                                            --------------------------

Cash Flows From Investing Activities
  Cash paid for the acquisition of The Law Office, Inc.                            --          (50,750)
  Purchases of furniture and equipment, net of dispositions                      (1,030)       (94,022)
  Advances to unconsolidated subsidiaries                                          --         (267,932)
  Capitalized development costs                                                (195,365)       (83,039)
                                                                            --------------------------
                      Net cash used in investing activities                    (196,395)      (495,743)
                                                                            --------------------------

Cash Flows From Financing Activities
  Cash payments on non compete agreements                                        (8,255)        (9,801)
                                                                            --------------------------
                      Net cash used in financing activities                      (8,255)        (9,801)
                                                                            --------------------------

                      Decrease in cash and cash equivalents                    (582,104)    (1,793,109)

Cash and cash equivalents
  Beginning                                                                     955,600      3,510,752
                                                                            --------------------------
  Ending                                                                    $   373,496    $ 1,717,643
                                                                            ==========================


See Notes to Consolidated Financial Statements (unaudited)

                           LEGAL RESEARCH CENTER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997
                                   (unaudited)

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

Income Taxes: The income tax benefit computed at the statutory rate for the nine month period ended September 30, 1997 is approximately $621,000 which is offset by a valuation allowance of the same amount. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the amounts of assets and liabilities recorded for income tax and financial reporting purposes. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Major Customers: One customer accounted for 14.1% of the Company's total revenues in the quarter ended September 30, 1997. For the nine month period ended September 30, 1997, this same customer accounted for 16.2% of the Company's total revenues.

One customer accounted for 66.6% of the Company's total revenues for the quarter ended September 30, 1996. For the nine month period ended September 30, 1996, this same customer accounted for 42.9% of the Company's total revenues.

American Research Corporation: In September 1995, the Company purchased less than 5% of the common stock of American Research Corporation (ARC) for $100,000. The Company used the cost method of accounting for this investment through June 1997 at which time the shares were repurchased by ARC in exchange for an unsecured note receivable (see discussion below). In September 1995, the Company advanced ARC $50,000, evidenced by an unsecured 9.75% note. The note plus interest was repaid in October 1996.

ARC has developed a product and service that supports professional service providers. ARC has reported losses in operations since inception in 1992 and has been actively seeking financing to support its operation. The Company provides research services to ARC for which it charges ARC an arm's-length negotiated market rate. Year-to-date revenues from ARC were approximately $0 and $184,200 through September 30, 1997 and 1996, respectively.

At December 31, 1996 the Company had receivables and notes from ARC of approximately $174,000. ARC made payments to the Company under the terms of its original agreement, for services rendered through July 1996. In late 1996, the Company restructured its arrangement with ARC to allow ARC more time to complete its refinancing.

In June 1997, ARC closed on its refinancing which resulted in the repurchase of its shares and a restructuring of the amounts due the Company. Amounts due the Company under its services contract through September 1996 ($174,000 plus accrued interest) were converted into a promissory note (Note) with quarterly payments of $15,000 beginning September 15, 1997 and a final balloon payment due June 15, 1999. The Note bears interest at a rate of 10% per annum. The Company retains copyright on all work product as collateral on this Note. ARC made three installment payments totaling $45,000 under the Note through September 30, 1997. ARC also agreed to repurchase its shares held by the Company for $100,100 in exchange for a unsecured promissory note (Unsecured Note). The Unsecured Note is repayable in quarterly installments of $25,025 beginning June 30, 1999 and bears interest at a rate of 10% per annum.

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

The Company has been seeking additional investors to fund operating and continuing development costs of TLO. Due to continuing substantial negative cash flow, the non-renewal of the ICP agreement and the uncertainty of obtaining adequate funds to finance TLO operations and development, the Company has decided to suspend the funding of TLO in the third quarter of 1997 and has instructed TLO management to pursue the sale of TLO and CLO to attempt to recover its investment and advances. The expected manner of sale of TLO would be either a purchase of a controlling interest by a non-affiliated third party, a sale of major assets such as its operating platform or a management led buyout by the end of 1997. There can be no assurance that TLO and CLO's assets or business can be sold on terms acceptable to the Company or at all.

Due to the suspension of funding, uncertainty regarding financing and the plan to sell all or part of TLO it is not likely that the Company will fully recover its investment and advances. Therefore, the Company had recorded a

$612,008 expected loss on the ultimate disposal of TLO as of June 30, 1997. The expected loss was subject to valuation of certain notes and stock repurchase obligations to the former shareholders of TLO. The Company subsequently determined that there was no remaining value to the asset associated with the stock repurchase obligations and recorded a non-cash charge of $105,000 in the third quarter of 1997. See also discussion below on Common Stock Subject to Repurchase Obligation. The year-to-date loss on disposition consists of a non-cash charge for intangible assets and stock repurchase obligations totaling $623,200, a non-cash valuation charge for computer equipment and related equipment of approximately $20,000 and a provision for cash operating expenses during the phase-out period of approximately $73,800.

Results from operations of TLO through September 30, 1997 and for the comparable periods in 1996, are now reported as discontinued operations. TLO operating results after June 30, 1997 no longer affect the Company's consolidated results due to the provision booked in June 1997. TLO incurred a net loss of $61,743 on revenues of $10,818 for the quarter ended September 30, 1997. For the comparable period in 1996, TLO reported a net loss of $262,752 on revenues of $9,200. For the nine month period ended September 30, 1997, TLO reported a loss of $407,517 on revenues of $43,537. For the nine month period ended September 30, 1996, TLO reported a loss of $516,935 on revenues of $9,200, of which the Company recorded $420,922 representing its proportionate share interest in TLO.

The CyberLaw Office, Inc.: CLO was incorporated in Minnesota in October 1995, and is a majority owned subsidiary of the Company. CLO was originally created by the Company to expand its on-line activities similar to TLO into the international market place. In July 1996, the Company sold a 15% interest to a director of the Company as an inducement to become the new Chief Executive
Officer of CLO, as part of the employment agreement, for a nominal sum. In August 1996, the Company consolidated management of all Internet related activities under the Chief Executive Officer of CLO. As discussed above, the Company has decided to sell its interest in TLO and CLO to recover its advances. CLO has insignificant assets and reported nominal results from operations in the three and nine months ended September 30, 1997 and 1996, respectively. Therefore the disposal of CLO is not expected to have a material impact on the Company's financial results.

Common Stock Subject To Repurchase Obligation: In September 1996, the Company issued 40,000 shares of common stock on behalf of TLO to settle a $140,000 note payable. The note was issued to a former shareholder of TLO as a prerequisite to the acquisition of TLO by the Company. Under the terms of the agreement by which the shares were issued, the shareholder could require the Company to repurchase 10,000 shares at $3.50 a share upon written notice to the Company, on or before December 31, 1997. In October 1996, the shareholder exercised this option. In addition, the shareholder can require the Company to repurchase a portion or all of the remaining shares at $3.50 a share if TLO obtains debt or equity financing in excess of $500,000. These 30,000 shares are not considered outstanding shares for the purposes of determining weighted average shares outstanding and net loss per share. When TLO is ultimately sold or liquidated, the repurchase obligation will be recorded as additional capital of the Company.

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

Shares of common stock issued to officers or directors in exchange for notes receivable structured as described above are not deemed to be outstanding under generally accepted accounting principles. However, such shares are treated as stock options (and therefore, as common stock equivalents) for purposes of calculating weighted average shares outstanding and net loss per share.

Earnings Per Share: The FASB has issued Statement No. 128, Earnings per Share, which supersedes APB Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic and diluted per-share amounts. All other entities are required to present basic earnings per-share amounts. Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. All entities required to present per-share amounts must initially apply Statement No. 128 for annual and interim periods ending after December 15, 1997. Earlier application is not permitted.

The Company has not completed its analysis of Statement No. 128 however, it does not expect that the impact of this new accounting pronouncement when implemented by the Company, will have a material impact on reported earnings per share.

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

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers that statements contained herein, other than historical data, may be forward-looking and subject to risk and uncertainties including, but not limited to the continuation of revenues through the Company's strategic alliances and the successful development of other new business. The following important factors could cause the Company's actual results to differ materially from those projected in forward-looking statements made by or on behalf of, the Company:

     o Failure of the Company or its partners to successfully expand its market share and sell products and services.
     o Company's inability to produce and deliver its products and services including the planned roll out of CADRE, at margins sufficient to cover operating costs.
     o Effectiveness of cost cutting measures implemented by the Company to improve gross margins and moderate the growth in sales, marketing and general and administrative expenses.
     o Risks related to the discontinuation of operations of TLO and CLO and the disposition of their assets and business.

In addition, as a result of the delisting of the Company's common stock from the Nasdaq SmallCap Market, described below, investors may suffer a loss of liquidity in the shares and the Company may have difficulty raising funds in the capital markets. Although the Company anticipates that its common stock will trade on the Nasdaq "bulletin board" or in the local over-the-counter market, there can be no assurance that such a market will develop or be maintained.

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

The Company continues to develop its Corporate Alternative Dispute Resolution Enterprises, (CADRE) program. An alternative dispute resolution (ADR) system is a means to reduce the amount of courtroom litigation and includes private arbitration and mediation. The Company intends to develop CADRE initially as a several day corporate training course in the concepts and skills necessary to implement and utilize an ADR system on a corporate-wide basis. The Company started generating revenue from CADRE needs assessment and related consulting services in September 1997. The Company will begin soliciting customers for the first course of the training program during the fourth quarter of 1997.

RESULTS OF OPERATIONS

Revenues: Revenues decreased by $587,704 or 62.3%, to $355,133 for the three month period ended September 30, 1997 over the same period of 1996. For the nine month period, revenues decreased $404,229 or 21.6%. The decrease in revenues is primarily attributable to a decrease in multi-jurisdictional survey (MJS) and contract attorney revenues offset by an increase in traditional research and writing and on-site library services revenues.

Third quarter and year-to-date 1997 MJS revenues declined approximately 89.0% and 71.0% from three and nine months ended September 30, 1996 primarily due to the completion of two major non-recurring projects in the fourth quarter of 1996. These projects began producing revenue in the second quarter of 1996, accelerating in the third quarter and were completed and shipped by the end of 1996. Contract attorney revenues declined due to completion of a major engagement in October 1996. The Company began to de-emphasize this service in late 1996, electing to re-deploy research attorneys to other products and services. The increase in traditional research and writing and on-site library services revenues was due to increased marketing and sales activity that began in early 1997.

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

Total direct operating costs decreased $309,091 or 59.2%, for the three months ended September 30, 1997 from the same period in 1996. For the nine month period, direct operating costs decreased $124,069 or 12.3%.

The decrease in direct operating costs for the three months ended September 30, 1997 from the same period in 1996 is primarily due to lower personnel costs. Personnel costs were lower due to the completion of two major non-recurring MJS projects during the fourth quarter of 1996.

The decrease in direct operating costs for the nine month period over the same period in 1996 was due to lower personnel costs offset by an increase in computer database charges. Personnel costs were lower due to the completion of the two major non-recurring MJS projects referenced above. Computer database charges were higher due to increased usage of database services to complete research projects as an offset to additional research attorney time during 1997.

Direct operating costs, expressed as a percentage of revenues, increased from 55.4% to 59.9% for the three months ended September 30, 1997 from the same period in 1996. For the nine month period, direct operating costs as a percentage of revenues increased from 53.8% to 60.2%. The increase in direct operating costs as a percentage of revenues is due to a decline in revenues that was not proportionate with the decline in direct operating costs. Direct operating costs did not decline proportionately with revenue due to increases in compensation and benefits expenses paid to research and production staff and because revenue levels were not high enough to cover certain fixed costs, e.g., non-billable administrative research hours and production staff hours. The Company expects to decrease direct operating costs as a percentage of revenues during the remainder of 1997 by improving the efficiency of its research and production process, fixing personnel costs as a percentage of revenue billed to customers through a new incentive plan and reducing or eliminating costs.

Gross Profit: Gross profit for the three month ended September 30, 1997 decreased by $278,613 or 66.2%, to $142,355 compared to gross profit of $420,968 for the comparable 1996 period. As a percentage of revenue, gross profit declined from 44.6% to 40.1% for the three months ended September 30, 1997 from the same period in 1996, primarily as a result of the decrease in revenues and an increase in direct operating costs discussed above.

For the nine months ended September 30, 1997, gross profit declined by $280,160 or 32.4% to $585,079 from the comparable 1996 period. As a percentage of revenue, gross profit decreased from 46.2% to 39.8% for the nine months ending September 30, 1997 from the same period in 1996, primarily as a result of the decrease in revenues and an increase in direct operating costs discussed above.

Other Operating Costs: Other operating costs include compensation of officers, sales and corporate staff, advertising and direct marketing expenditures and general corporate overhead, including depreciation. Other operating costs decreased by $143,540, or 27.6%, for the three months ended September 30, 1997 over the same period in 1996. Of these other operating costs, sales and marketing expenses decreased by $57,763, or 25.8%, and general and administrative expenses decreased $85,777 or 28.8%. For the nine months ended September 30, 1997, other operating costs decreased $123,665 or 8.6%. Of these other operating costs, sales and marketing expenses decreased by $1,596 or 0.3%, and general and administrative expenses decreased $122,069 or 15.1%.

The decrease in sales and marketing costs for the three and nine months ending September 30, 1997 over the same period in 1996 was primarily due to turnover in sales positions, reductions in management compensation, lower marketing and advertising expenditures and elimination of outside consulting expenditures offset by increased staffing expenses during the first part of 1997 and higher incentive pay under a new plan instituted in 1997 to generate additional revenues.

General and administrative expenditures decreased for the three and nine months ending September 30, 1997 over the same periods in 1996 primarily due to the suspension of hiring in late 1996, reductions in staff, reductions in management compensation and cost containment and reduction initiatives implemented in the first quarter of 1997.

Interest: Net interest income decreased $22,345 for the three months ended September 30, 1997 and $84,672 for the nine months ended September 30, 1997 from the comparable periods in 1996. The decrease was a result of less cash invested in interest bearing accounts. Interest expense for the same periods was nominal.

Discontinued Operations: From January 1, 1996 through the date of acquisition on May 13, 1996, the Company recorded 25% of TLO's losses under the equity method of accounting. Subsequent to the acquisition, TLO's results of operations have been fully consolidated into the Company's financial statements. As discussed above, the Company has determined to suspend the funding of TLO in the third quarter of 1997. Results of operations and loss on the expected disposal of TLO has been reported a part of discontinued operations for the three and nine months ending September 30, 1997 and 1996, respectively. The Company has also determined to suspend the operations of CLO in the third quarter of 1997 and to dispose of its business. However, this is not expected to have a material impact on the Company.

Delisting from Nasdaq SmallCap Market: As a result of the Company's recording of a $643,200 expected loss on the disposal of TLO, the Company's total assets as of September 30, 1997 ($1,449,990) fell below the minimum total asset requirement for continued listing on the Nasdaq SmallCap Market of $2,000,000 (which requirement, effective August 1997, was modified to $2,000,000 in net tangible assets for continued listing). Accordingly, the Company's common stock was delisted from the Nasdaq SmallCap Market as of the close of business on October 29, 1997. Although the Company anticipates that it's common stock will trade on the Nasdaq "bulletin board" or in the local over-the-counter market, there can be no assurance that such a market will develop or be maintained. In addition, once a company has been delisted from the Nasdaq SmallCap Market, the requirements for requalificaton for listing are substantially higher than those for continued listing. The Company does not anticipate that its common stock will requalify for trading in the Nasdaq SmallCap Market in the foreseeable future.


LIQUIDITY AND CAPITAL RESOURCES

The Company continued to use the proceeds from its initial public offering in August 1995 to fund year-to-date 1997 operating costs of the core business, to fund the development of CADRE, and to provide working capital to CLO and TLO. In addition, the Company continues to look for other marketing and development opportunities and alliances to increase revenues and cash flow. At September 30, 1997 the Company had cash and cash equivalents of $373,496 and working capital of $576,535.

Cash used in operating activities was $377,454 in the first nine months of 1997. This use of cash is primarily the result of a $1,821,180 net loss less the anticipated loss on disposal of TLO, depreciation and amortization and other non-cash charges of $924,590, a $225,164 decrease in accounts payable and accrued expenses, offset by a $666,076 decrease in accounts receivable and unbilled services and a $47,373 increase in client advances. The decrease in accounts receivable and unbilled services from December 31, 1996 is primarily attributable to one large, multi-jurisdictional project under which the billing cycle occurred over a 6 month time frame. The Company collected over $450,000 on this large project in April 1997. Although the Company has taken steps to reduce or defer cash outlays from operations, the Company expects cash flow from operations to be negative for the next three months.

Investing activity for the first nine months of 1997 was $196,395 principally as a result of investments in CADRE. The Company expects the level of cash used in investing activities to decrease over the next quarter as CADRE development efforts near completion and the product begins to generate cash flow. The Company is attempting to finance the remaining development and launch costs of CADRE with an outside source in the fourth quarter of 1997 to reduce the impact on the Company cash resources. There is no assurance that such funding will be obtained on terms acceptable to the Company or at all.

Cash used in financing activities for the first nine months of 1997 consisted of $8,255 of payments made to former shareholders in connection with the acquisition of TLO. These cash payments have ceased in July 1997 with the termination from employment of all former shareholders of TLO.

Cash used in operating activities was $1,287,565 in the first nine months of 1996. The usage was primarily due to a net loss of 876,410 less non cash charges of $222,486 offset by an increase in accounts receivable and unbilled services of $768,715 and a net increase in accrued expenses of $135,061. Cash used in investing activities was $495,743, primarily due to advances to and the purchase of TLO and purchases of furniture and equipment.

Cash used in financing activities during the first nine months of 1996 consisted of $9,801 of payments made to former shareholders in connection with the acquisition of TLO. These cash payments have ceased in July 1997 with the termination from employment of all former shareholders of TLO.

Management believes that during 1996, it completed the development and implementation of the necessary infrastructure to support larger revenues in the Company's core legal research and writing business. However, as revenues have not grown at the pace forecast by the Company, the Company has instituted specific cost control measures including hiring and wage freezes, salary reductions, new incentive compensation plans, certain reductions in its workforce and the elimination of funding for TLO's operations, all to reduce expenditures in all areas of the Company's operation. In July 1997 and in exchange for certain salary reductions, eight employees of the Company were granted an aggregate of 165,027 options to purchase common stock of the Company, exercisable at $1.125 per share, the market price on the date of grant. The Company expects that by the end of 1997, expenditures in the core research business will be funded almost exclusively by funds generated from operations. The Company believes that the cash requirements of CADRE and other marketing and development activities in the core business will decline in the fourth quarter of 1997. The Company intends to fund such CADRE development activities and if possible, raise additional funding in 1997, although there is no assurance that such financing will be available on terms acceptable to the Company or at all.

During the balance of 1997, the Company expects to expend out of operating cash approximately $13,000 in connection with the discontinuation of TLO and CLO's operations and in the disposition of their businesses and assets. Management does not currently anticipate recouping the Company's investment in TLO and CLO upon such disposition.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          i. News release dated November 7, 1997 regarding the financial results for the three and nine months ending September 30, 1997 and 1996.

     (b)  Reports on Form 8-K

          i.   none


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             LEGAL RESEARCH CENTER, INC.

Dated: November 7, 1997                      By: /s/ Frank G. Hallowell
                                                 -----------------------
                                             Frank G. Hallowell
                                             Vice President and Chief Financial
                                             Officer