Form 10KSB
period 1997-12-31
LEGAL RESEARCH CENTER INC
filed 1998-03-30
CIK 945506

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1997 or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

                     Common Stock, par value $.01 per share
                                (Title of Class)

     Check whether the issuer filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No
                                                              ----    ----

                            [Cover page 1 of 2 pages]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. $1,779,033

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

                         $1,454,176 as of March 13, 1998



                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              3,327,633 shares of Common Stock as of March 13, 1998


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

     Definitive Proxy Statement of Legal Research Center, Inc., relating to the Annual Meeting of Shareholders to be held in June 1998 (the "1998 Proxy Statement") (incorporated by reference into Part III of this Form 10-KSB).

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

Business Highlights

     Revenues fell from 1996 to 1997. Revenues other than from a major project from Bankers Systems, Inc. which was delivered December 31, 1996 - increased. The Company's core revenues of memorandum/brief research and writing were up 56% from 1996 to 1997. 1997 core research revenues increased to $864,585 compared to 1996 core research revenues of $553,071. Revenues from attorneys working for Risk Enterprise Management (REM) - which manages the claims of insurance companies such as Home Insurance - are expected to reach $250,000 in 1998. Those revenues were $131,082 in 1997.

     The growth the Company experienced from 1995 to 1996 required it to build significant infrastructure. This enlarged infrastructure was necessitated by the major project with Bankers Systems, Inc. in 1996. When that project concluded, the Company expected to replace that revenue immediately through the efforts of LRC's new sales force.

     Gross margin increased in 1997 - from 39 cents for every $1 of revenue in 1996 to 40 cents for every dollar of revenue. The Company took steps in the last quarter of 1997 to increase gross margin further by lowering the cost of producing research and raising prices. From the Fall of 1996 to February of 1998, gross margins more than doubled - from 27% to 56%, and the Company expects this trend to continue.

     The Company also cut overhead - including ceasing to fund The Law Office, to which the Company had advanced advanced $1,321,300 as working capital as of June 30, 1997, It also reduced management compensation by 10%- 30% per person and reduced non-research staff from 41 to 11. Most of these changes came about in the second half of 1997 and continued into the first two months of 1998. Overhead in 1996 averaged $225,000 per month. In 1997 it averaged $140,000 per month.

     These efforts have had a positive impact on the Company's use of cash. In 1996 it used $1.9 million of its cash, in 1997 it used $600,000. Use of cash fell significantly after discontinuation of operations of TLO and other cost reductions. In February the Company used approximately $13,000 of its cash.

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

     The Company had been funding development of The Law Office, Inc. (TLO) since May 1995 and advanced $1,321,300 as working capital as of June 30, 1997, when the Company ceased funding its operation. TLO provided content by the way of web-sites on The Microsoft Network and the Internet. The Company determined that TLO required substantial additional investment to achieve its economic potential, and the Company did not believe such an expenditure was a prudent use of its limited capital and was unsuccessful in obtaining investment from outside investors. It ceased funding TLO as of June 30, 1997 and wrote off its investment, while it continues to seek a partner, investor or buyer for TLO, which is still an operating company.

     In 1997, the Company continued the development of its Corporate Alternative Dispute Resolution Enterprises (CADRE) program. An alternative dispute resolution (ADR) system is a means to reduce the amount of courtroom litigation and includes private arbitration and mediation. CADRE's mission is to provide corporations with the highest quality state of the art alternative dispute resolution training and consulting services, enabling corporate managers and legal counsel to develop, implement and institutionalize policies for reducing the risk and spiraling costs of litigation. Management believes that the trend to save legal costs which have led to outsourcing of analytical research and writing activities by corporations will also lead in-house corporate counsel increasingly to seek ADR as a more cost-effective and efficient alternative to litigation in resolving corporate legal disputes. The potential market for the services of CADRE includes any industry presently committed to reducing its conflict costs. Industries experiencing the most claims and highest conflict costs clearly will be most interested in CADRE's services. The Company has substantially completed the curriculum and began providing ADR consulting services in the third quarter of 1997. The Company believes that CADRE will create greater exposure and awareness of the Company's core research and writing services and will create additional impetus for growth in the traditional markets served by the Company. The Company is currently seeking to market CADRE through insurers to their customers with large product liability exposure.

     As an adjunct to other services, the Company provides full or part-time contract attorneys and librarians for temporary or permanent assignments to law firms and corporate law departments. In many cases, a customer indicates to the Company its interest in engaging the specific contract attorney who had previously been assigned to a project for such customer. While revenues from such services are not significant, the Company believes that offering such value-added placement services enhances the Company's visibility and long-term relationships with its customers. The Company also provides document retrieval services for attorneys and the general public.

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

     During 1997 the Company relied heavily on its expanded sales force to maintain revenues from multijurisdictional surveys at 1996 levels and simultaneously lowered spending on direct mail. Results were slower than expected, and the Company decided in the 2nd Half of 1997 to reduce its sales force and refocus on significantly increasing its direct mail program.

     The Company maintains strategic marketing relationships with major law associations and other providers of legal services. LRC believes these relationships enhance the Company's visibility to practitioners and reputation for quality and enable its marketing partners to offer their members a value-added service. In 1989, the Association of Trail Lawyers of America (ATLA) selected LRC as the exclusive designated outsourced provider of research and writing services to its 60,000 members. Since 1990, LRC has also served the members of the American Corporate Counsel Association (ACCA), the largest organization serving the nation's corporate counsel. In 1997, the Company was awarded ACCA's President's Award, an honor provided only a handful of other legal vendors working with ACCA. The Company paid approximately $19,000 in royalties for research and writing referrals in 1997.

     In 1994, the Company entered into an agreement with West Publishing Company pursuant to which West, the leading legal publisher in the U.S. and operator of the WESTLAW computer legal database, exclusively refers to the Company for a fee all requests for analytical legal and factual research and writing. The term of the West Agreement was through June 1997, and the agreement automatically renewed at that time for a one year period.

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

     In 1996, pursuant to a three-year contract, the Company completed a large multi-jurisdictional survey for a customer, Bankers Systems, Inc., which accounted for 52% of the Company's revenues. The Company continues to receive revenue under its agreement with this customer to update the survey. That revenue accounted for 14% of the Company's revenues in 1997. It is not certain that revenue from this customer will continue beyond 1998, which is the final year of the agreement between the Company and the customer.


Executive Officers of the Company

     The following sets forth biographical information for Christopher R. Ljungkull and James R. Seidl, the executive officers of the Company. Biographical information for directors of the Company can be found in the Company's 1998 Proxy Statement, incorporated herein by reference.

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

Personnel

     As of March 12, 1998, the Company had 16 employees, including 4 full-time research attorneys, and a pool of 25 contract attorneys. This represents a reduction in staff of approximately 66%, attributable to lower revenue levels as well as efficiencies in production of research and overhead expenses. Most of the Company's contract attorneys work part-time. No Company employees are currently represented by labor unions and the Company is not a party to any collective bargaining agreement. The Company has never been subject to any form of work stoppage or strike and has not experienced any labor difficulties. The current full-time staffing level is considered to be adequate. The Company expects that it will continue to need more contract attorneys as its business grows and expects that it will be able to secure such attorneys as needed.

Competition

     The business of providing legal research services is highly competitive and extremely fragmented. The Company competes in the corporate market with in-house counsel and outside law firms and individual legal practitioners, who are also customers of the Company. For its major corporate clients, the Company competes with larger law firms which have the financial ability to negotiate flexible fee arrangements for their major clients. The Company also competes with other companies, such as the National Legal Research Group and Legal Research Network, which also provide legal research services on an outsourced basis, both of which may have significantly greater resources than the Company and therefore may also have the ability to compete more effectively.

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

Insurance

     The Company carries property damage, workers' compensation, and D & O insurance coverage in amounts management considers sufficient to protect the Company. Management does not believe that the Company is engaged in the practice of law and accordingly does not maintain any professional malpractice insurance.


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


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted during the fourth quarter of the Company's 1997 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.


PART II


Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

     The  Company's  Common  Stock was  traded  on the  Nasdaq  SmallCap  Market
(Nasdaq) starting August 3, 1995, and has been traded on the Over-the-Counter Bulletin Board since October 30, 1997. As of March 13, 1998, there were approximately 56 recordholders of its Common
Stock. The Company estimates that there are approximately 1,200 beneficial holders of its Common Stock.

     The following table sets forth the quarterly high and low bid prices for the periods indicated, through December 31, 1997, as reported by Nasdaq. The prices listed are inter-dealer quotations without retail mark-up, mark-down or commission and may not reflect actual transactions. The Company has not independently verified the prices listed.

       Period                                    Low Bid              High Bid
       ------                                    -------              --------
  01/01/96 - 03/31/96                             $2-1/4               $4-3/8

  04/01/96 - 06/30/96                             $1-7/8               $3-3/8

  07/01/96 - 09/30/96                             $1-3/4               $2-7/8

  10/01/96 - 12/31/96                             $1-1/4               $2-7/8

  01/01/97 - 03/31/97                             $1                   $1-7/8

  04/01/97 - 06/30/97                             $5/8                 $1-1/2

  07/01/97 - 09/30/97                             $5/8                 $1

  10/01/97 - 12/31/97                             $1/8                 $1/2

     Under Nasdaq rules, the Company's Common Stock was delisted from the Nasdaq system because the Company's total assets fell below $2,000,000 and the bid price of the Common Stock fell below $1.00.


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

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers that statements contained herein, other than historical data, may be forward-looking and subject to risks and uncertainties including, but not limited to the continuation of revenues through the Company's strategic alliances and the successful development of other new business. The following important factors could cause the Company's actual results to differ materially from those projected in forward-looking statements made by or on behalf of , the Company:

     o Failure of the Company or its partners to successfully expand its market share and sell products and services.

     o Company's inability to produce and deliver its products and services at margins sufficient to cover operating costs.

     o Company's inability to continue operating due to insufficient cash or capital and continued losses.

     o    Company's dependence on a major customer or customers.

     o Effectiveness of restructuring and cost cutting measures implemented in 1997 by the Company to increase its gross margin and decrease sales and general and administrative expenses.

     The Company's revenues have historically been derived from conducting analytical research and writing on a non-recurring basis for its customers. Historically, the Company has experienced a seasonal fluctuation in revenues with the first quarter being the slowest quarter of the year and the last quarter being the strongest.

     The Company issued shares in its initial public offering (IPO) in August, 1995, and received $4,462,880 in net proceeds from this offering. The Company used a portion of the proceeds to hire additional sales, research, management and support personnel to substantially increase its sales and marketing activities and to support a larger operation. In addition to increased spending in the sales and marketing area, the Company advanced CLO and TLO working capital. As a result of decreased revenue in 1997, as well as lack of performance by TLO and CLO, the Company ceased funding of TLO and CLO and made substantial cuts in sales, administrative and general expenses.

     The Company has expended an aggregate of $3,721,557 due to losses in 1996 and 1997, but believes that steps taken in 1997, including the discontinuation of The Law Office and the write-down thereof, will enable it to achieve profitability with capital resources it believes will be sufficient both to insure stability and fund growth.

Results of Operations

Year ended December 31, 1997 compared to the year ended December 31, 1996

     Revenues declined by $956,738, or 35%, to $1,779,033, for 1997 compared to 1996 revenues of $2,735,771. The decrease in revenues is primarily attributable to the 1996 production of a large multi-jurisdictional survey that comprised $1,323,445, or 48% of 1996 revenue. Ongoing revenue from that survey was approximately $155,000 in 1997. Multi-jurisdictional surveys are typically non-recurring projects. In some instances on-going revenue will be derived from updating completed survey projects quarterly or annually. The Company refocused its efforts in 1997 on core research and writing business and revenues in that area increased by 56%. 1997 core research revenues increased to $864,585 compared to 1996 core research revenues of $553,071.

     Direct operating costs for compensation and other benefits include hourly contract fees for independent research attorneys and hourly compensation of staff research attorneys, document production and support personnel. Other direct operating costs include outside research fees and services, royalty fees for association referrals, computer database charges and document retrieval expenses.

     Total direct operating costs decreased $604,060, or 36%, to $1,069,333 compared to 1996 direct operating costs of $1,673,393. The decrease in direct operating costs is primarily due to lower personnel costs in 1997, when the company eliminated the hiring of independent attorneys and fees paid to outside firms to complete the large multi-jurisdictional research project in 1996. Throughout 1997, measures have been implemented to reduce research and production costs.

     Gross profit decreased $352,678, or 33%, to $709,700 compared to 1996 gross profit of $1,062,378 due to the reasons discussed above. As a percentage of revenue, gross profit increased to 40% in 1997 compared to 39% in 1996. The increase was principally due to increased efficiency in the production of in core research and writing.

     Other operating costs include compensation of officers, sales and other corporate staff, advertising and direct marketing expenditures and general corporate overhead, including depreciation and amortization. These costs decreased  $480,741,  or 22%, to $1,678,177  over 1996 costs of $2,158,918.  The decrease in these costs by category was $216,236, or 22%, for sales and marketing; $264,505, or 23%, in general and administrative. The decrease in sales and marketing costs was due to the reduction of the sales and support staff and decreased marketing and advertising expenditures. General and administrative expenditures decreased due to the reduction of the support and management staff, decreases in management compensation and decreases in operating expenses (travel, accounting and legal support and supplies).

     The Company reports a loss from discontinued operations of its subsidiaries of $407,517 in 1997, compared to a loss of $563,913 in 1996. Due to the continuing negative cash flow, funding for the Company's subsidiaries ceased at the end of second quarter. The Company recorded a $717,008 loss on the discontinuation of operations of The Law Office, which consists of a noncash charge for intangible assets totaling $623,200, a noncash valuation charge for computers and equipment of $20,000, and a provision for operating expenses during the phase-out period of approximately $73,800.

     Interest income decreased $98,613, or 78%, to $27,998 in 1997 over interest income of $126,611 in 1996. The decrease in interest income was due to a declining balance on invested cash proceeds received in the IPO completed in August of 1995.

Year ended December 31, 1996 compared to the year ended December 31, 1995

     Revenues increased by $1,355,649, or 97%, to $2,760,038, for 1996 over 1995 revenues of $1,404,389. The increase in revenues in primarily attributable to an increase in large multi-jurisdictional research projects that the Company had been able to secure through sales and marketing activities.

     Total direct operating costs increased $975,070, or 132%, to $1,715,257 over 1995 direct operating costs of $740,187. The increase in direct operating costs were primarily due to higher personnel costs, hiring of independent attorneys and fees paid to outside firms to complete large multi-jurisdictional research projects. The percentage increase in these costs was higher than the increase in revenues for 1996, due to additional research and production expenses to complete and deliver a large, fixed price multi-jurisdictional survey by December 31, 1996. The production effort required additional expenditures for personnel and independent contractors from what was originally contemplated.

     Gross profit increased $380,579, or 57%, to $1,044,781 over 1995 gross profit of $664,202. As a percentage of revenue, gross profit declined to 38% in 1996 compared to 47% in 1995. The decline was principally due to the increase in direct operating costs to complete large multi-jurisdictional surveys as discussed above.

     Other operating costs increased $1,613,465, or 148%, to $2,705,009 over 1995 costs of $1,091,544. The increase in these costs by category was $585,082, or 144%, for sales and marketing; $482,292, or 70%, in general and administrative; and $546,091 in development costs of TLO. The increase in sales and marketing costs was due to higher compensation and benefit costs, the hiring of additional sales and support staff and increased marketing and advertising expenditures. General and administrative expenditures increased due to higher compensation and benefit costs, the hiring of additional finance and support personnel and increases in operating expenses (rent, utilities, supplies) for a larger organization.

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

     Interest income increased $42,222, or 50%, to $127,018 in 1996 over interest income of $84,796 in 1995. The increase in interest income was due to a full year's earnings on invested cash proceeds received in the public offering that was completed in August of 1995. Interest expense decreased $20,075 to $632 due to the retirement of substantially all interest bearing obligations after the IPO in 1995.

     The Company recorded a charge of $122,711 as its share of losses in unconsolidated investments in TLO and American Research Corporation (ARC). For further discussion on ARC see Note 4 to Consolidated Financial Statements.

Liquidity and Capital Resources

     The  Company  continued  to use the  proceeds  from  its  IPO to fund  1997 operating costs, to position itself for future growth in 1997, to fund the development of CADRE, and to provide working capital to CLO and TLO until June 30, 1997. In addition, the Company continues to look for other marketing and development opportunities and alliances. At December 31, 1997, the Company had cash and cash equivalents of $165,924 and working capital of $391,990.

     In 1997, the Company instituted specific cost control measures such as hiring and wage freezes and reductions, to reduce expenditures in all areas of its operation. The Company expected that by the end of 1997, expenditures in the core research business would be funded almost exclusively by funds generated from operations. The Company now expects that goal to be reached in the 1st Half of 1998, but nevertheless is seeking additional capital.

     Net cash used in operating activities decreased from $1,925,548 in 1996 to $600,745 in 1997. The Company had a net loss of $2,065,004 compared to a net loss of $1,656,553 in 1996 for the reasons discussed above. Non cash charges increased $502,181 in 1997 over 1996 due primarily to the loss in disposal of The Law Office. The use of cash stemming from the changes in other current assets and liabilities in 1996, net of the effects of the purchase of TLO, was $710,712 In 1997 changes in other current assets and liabilities was a source of cash in an aggregate of $520,361. This was primarily due to a decrease in accounts receivable, unbilled services and related party accounts of $782,931 offset by a decrease in accounts payable and accrued expenses and client advances of $262,570.

     The Company used $180,700 in investment activities in 1997 through expenditures for development costs and purchases of furniture and fixtures of $224,400 and $6,300, respectively. This was offset by the receipt of $50,000 on a note receivable. Funds used in financing activites in 1997 were limited to payments on noncompete agreements totaling $8,300.

     The Company does not anticipate the payment of cash dividends on its Common Stock in the foreseeable future. It is anticipated that profits, if any, received from operations will be devoted to the Company's future operations. Any decision to pay dividends will depend upon the Company's profitability at the time, cash availability and other factors.

New Accounting Pronouncement

     In June 1997, the Financing Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, which establishes financial accounting and reporting standards for comprehensive income and its components (revenue, expenses, gains, and losses). SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and is not expected to have a material impact on the reported operating results of the Company.

Business Outlook

     The Company began a restructurng of operations starting July 1, 1997, initiated by the discontinuation of operations of The Law Office (TLO) on June 30, 1997. Until that time, the Company was burdened with 1) continued expenses for the funding of TLO, with inadequate revenue from TLO, 2) low gross margins in the core research business and 3) increased overhead from an infrastructure developed to support revenues of $3 - 5 million.

     Starting July 1, 1997, the Company sought to improve gross margins by restructuring research procedures and compensation, raising and restructuring pricing, and utilizing the technology developed with its new infrastructure to reduce and eventually eliminate its production department. It reduced overhead by reducing management compensation by 10% - 30%, restructuring sales compensation, reducing non-research staff by attrition and layoffs by two-thirds, and reducing or eliminating all other fixed expenses. Simultaneously the Company returned its marketing/sales focus to strong direct marketing of its traditionally-strong products and services.

     Finally, the Company is seeking to eliminate the cost of carrying and collecting receivables and is seeking capital in the form of convertible debt.

     As a result of these efforts, the Company's core revenues of memorandum/brief research and writing were up 56% from 1996 to 1997. From the Fall of 1996 to February of 1998, gross margin more than doubled - from 27% to 56%, and the Company expects this trend to continue. Overhead in 1996 averaged $225,000 per month. In 1997 it averaged $140,000 per month and continues to fall in the 1st Quarter of 1998.

     In 1996 the Company used $1.9 million of its cash in operations, in 1997 it used $600,000. Use of cash fell significantly after discontinuation of operations of TLO and other cost reductions. In February of 1998 the Company used approximately $13,000 of its cash. At December 31, 1997, the Company had cash and cash equivalents of $165,924 and working capital of $391,990. It expects to raise between $250,000 and $500,000 in additional capital in the 1st Half of 1998.


Item 7. FINANCIAL STATEMENTS

     The information required by this item is incorporated herein by reference to pages F-1 through F-16, which follow this page.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective as of December 17, 1997, the Company's principal accounting firm, McGladrey & Pullen, LLP resigned. McGladrey & Pullen's reports on the financial statements of the Company for each of the past two years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. There have been no disagreements between the Company (including the audit committee of the Board of Directors) and McGladrey & Pullen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. Effective as of February 13, 1998, the Company hired Lurie Besikof, Lapidus & Co., LLP, which firm audited the Company's 1997 financial statements.

                                    CONTENTS

--------------------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT                                                 F-1

INDEPENDENT AUDITORS' REPORT                                                 F-2

--------------------------------------------------------------------------------

FINANCIAL STATEMENTS

  Consolidated Balance Sheets                                                F-3

  Consolidated Statements of Operations                                      F-4

  Consolidated Statements of Stockholders' Equity                            F-5

  Consolidated Statements of Cash Flows                                F-6 - F-7

  Notes to Consolidated Financial Statements                          F-8 - F-16

--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT




The Board of Directors and Stockholders
Legal Research Center, Inc.
Minnetonka, Minnesota


We have audited the accompanying consolidated balance sheet of LEGAL RESEARCH CENTER, INC. as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 consolidated financial statements referred to above present fairly, in all material respects, the financial position of LEGAL
RESEARCH CENTER, INC. as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in Note 2, during 1997, the Company discontinued operating two subsidiaries, The Law Office, Inc. and The CyberLaw Office, Inc., resulting in a $717,008 loss on disposal.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3, the Company incurred significant losses in 1997 and 1996 which raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                           LURIE, BESIKOF, LAPIDUS & CO., LLP
Minneapolis, Minnesota
March 10, 1998

                          INDEPENDENT AUDITOR'S REPORT




The Board of Directors and Stockholders
Legal Research Center, Inc.
Minnetonka, Minnesota

We have audited the accompanying consolidated balance sheet of Legal Research Center, Inc. and subsidiaries, as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Legal Research Center, Inc. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                               McGLADREY & PULLEN, LLP

Minneapolis, Minnesota
February 14, 1997

                           LEGAL RESEARCH CENTER, INC.

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996


                      ASSETS                             1997           1996
                                                     -----------    -----------
CURRENT ASSETS
    Cash and cash equivalents                        $   165,924    $   955,600
    Accounts receivable                                  277,144      1,273,450
    Note receivable                                       60,000             --
    Other                                                 43,399         39,044
                                                     -----------    -----------
       TOTAL CURRENT ASSETS                              546,467      2,268,094
                                                     -----------    -----------

FURNITURE AND EQUIPMENT                                  362,247        367,381
    Less accumulated depreciation                        245,632        129,886
                                                     -----------    -----------
                                                         116,615        237,495
                                                     -----------    -----------

OTHER ASSETS
    Notes receivable, net of $113,500
       allowance for doubtful accounts                    60,959             --
    Intangible assets                                    313,624        928,526
    Investment in American Research Corporation               --         41,764
                                                     -----------    -----------
                                                         374,583        970,290
                                                     -----------    -----------
                                                     $ 1,037,665    $ 3,475,879
                                                     ===========    ===========


         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                 $    57,411    $   182,032
    Accrued expenses:
       Compensation                                       48,899        108,438
       Other                                              21,394        137,291
    Noncompete agreement                                      --         16,508
    Client advances                                       26,773         35,957
                                                     -----------    -----------
       TOTAL CURRENT LIABILITIES                         154,477        480,226
                                                     -----------    -----------

NONCOMPETE AGREEMENT                                          --         47,461
                                                     -----------    -----------

COMMON STOCK SUBJECT TO REPURCHASE OBLIGATION                 --        105,000
                                                     -----------    -----------

STOCKHOLDERS' EQUITY
    Common stock, $0.01 par value
       (authorized - 20,000,000 shares;
       issued - 3,327,633 and 3,297,633
       shares, respectively)                              33,276         32,976
    Additional paid-in capital                         6,870,007      6,765,307
    Accumulated deficit                               (4,053,845)    (1,988,841)
    Notes receivable from officers and directors      (1,966,250)    (1,966,250)
                                                     -----------    -----------
                                                         883,188      2,843,192
                                                     -----------    -----------
                                                     $ 1,037,665    $ 3,475,879
                                                     ===========    ===========


See notes to consolidated financial statements.

                           LEGAL RESEARCH CENTER, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended December 31, 1997 and 1996



                                                         1997          1996
                                                     -----------    -----------

REVENUES                                             $ 1,779,033    $ 2,735,771
                                                     -----------    -----------

DIRECT OPERATING COSTS
    Compensation and benefits                            767,712      1,303,367
    Other                                                301,621        370,026
                                                     -----------    -----------
                                                       1,069,333      1,673,393
                                                     -----------    -----------

GROSS PROFIT                                             709,700      1,062,378
                                                     -----------    -----------

OTHER OPERATING COSTS
    Sales and marketing                                  774,490        990,726
    General and administrative                           903,687      1,168,192
                                                     -----------    -----------
                                                       1,678,177      2,158,918
                                                     -----------    -----------

LOSS FROM OPERATIONS                                    (968,477)    (1,096,540)
                                                     -----------    -----------

OTHER INCOME (EXPENSE)
    Interest income                                       27,998        126,611
    Losses related to unconsolidated investments              --       (122,711)
                                                     -----------    -----------
                                                          27,998          3,900
                                                     -----------    -----------

LOSS FROM CONTINUING OPERATIONS                         (940,479)    (1,092,640)
                                                     -----------    -----------

DISCONTINUED OPERATIONS (Note 4)
    Loss from operations                                (407,517)      (563,913)
    Loss on the disposal of subsidiaries                (717,008)            --
                                                     -----------    -----------
                                                      (1,124,525)      (563,913)
                                                     -----------    -----------

NET LOSS                                             ($2,065,004)   ($1,656,553)
                                                     ===========    ===========

NET LOSS PER COMMON SHARE
    Continuing operations                            ($     0.41)   ($     0.49)
    Discontinued operations                                (0.50)         (0.26)
                                                     -----------    -----------
                                                     ($     0.91)   ($     0.75)
                                                     ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             2,272,633      2,213,040



See notes to consolidated financial statements.

                           LEGAL RESEARCH CENTER, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years Ended December 31, 1997 and 1996


                                                       Common Stock          Additional
                                                -------------------------     Paid-in     Accumulated       Notes
                                                   Shares        Amount       Capital       Deficit       Receivable       Total
                                                -----------   -----------   -----------   -----------    -----------    -----------
BALANCE, DECEMBER 31, 1995                        2,135,833   $    21,358   $ 4,551,634   ($  332,288)   $        --    $ 4,240,704

   Issuance of stock to purchase
      The Law Office, Inc.                          121,800         1,218       242,382            --             --        243,600

   Issuance of stock options to
      purchase The Law Office, Inc.                      --            --        15,441            --             --         15,441

   Issuance of shares subject to
      stock subscription agreement                1,040,000        10,400     1,955,856            --     (1,966,256)            --

   Net loss                                              --            --            --    (1,656,553)            --     (1,656,553)
                                                -----------   -----------   -----------   -----------    -----------    -----------

BALANCE, DECEMBER 31, 1996                        3,297 633        32,976     6,765,313    (1,988,841)    (1,966,256)     2,843,192

   Expiration of repurchase option
      on common stock                                30,000           300       104,700            --             --        105,000

   Net loss                                              --            --            --    (2,065,004)            --     (2,065,004)
                                                -----------   -----------   -----------   -----------    -----------    -----------
BALANCE, DECEMBER 31, 1997                        3,327,633   $    33,276   $ 6,870,013   ($4,053,845)   ($1,966,256)   $   883,188
                                                ===========   ===========   ===========   ===========    ===========    ===========





See notes to consolidated financial statements.

                           LEGAL RESEARCH CENTER, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 1997 and 1996


                                                                                                   1997                    1996
                                                                                                -----------             -----------
OPERATING ACTIVITIES
    Net loss                                                                                    ($2,065,004)            ($1,656,553)
    Adjustments to reconcile net loss to net cash
     used by operating activities:
       Loss on disposal of subsidiaries                                                             717,008                      --
       Depreciation                                                                                  83,279                  81,642
       Amortization of intangible assets and capitalized
          development costs                                                                         110,457                 158,705
       Provision for uncollectible accounts receivable                                               33,154                  78,659
       Equity in losses of unconsolidated investments                                                    --                 122,711
       Change in assets and liabilities, net of effects of
        the purchase of The Law Office, Inc. in 1996:
          Trade accounts receivable and unbilled services                                           613,220                (682,450)
          Related party accounts and other current assets                                           169,711                (119,753)
          Accounts payable                                                                         (124,621)                (48,020)
          Accrued expenses                                                                         (128,765)                156,023
          Client advances                                                                            (9,184)                (16,512)
                                                                                                -----------             -----------
             Net cash used by operating activities                                                 (600,745)             (1,925,548)
                                                                                                -----------             -----------

INVESTING ACTIVITIES
    Purchases of furniture and equipment                                                             (6,278)               (123,285)
    Capitalized development costs                                                                  (224,398)                (92,977)
    Cash received on notes receivable                                                                50,000                      --
    Advances to The Law Office, Inc.
      through date of acquisition                                                                        --                (266,453)
    Cash paid for The Law Office, Inc.
      including acquisition costs                                                                        --                 (97,961)
                                                                                                -----------             -----------
             Net cash used by investing activities                                                 (180,676)               (580,676)
                                                                                                -----------             -----------

FINANCING ACTIVITIES
    Payments on noncompete agreements                                                                (8,255)                (13,928)
    Payments on redemption of common stock                                                               --                 (35,000)
                                                                                                -----------             -----------
             Net cash used by financing activities                                                   (8,255)                (48,928)
                                                                                                -----------             -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                                              (789,676)             (2,555,152)

CASH AND CASH EQUIVALENTS
    Beginning of year                                                                               955,600               3,510,752
                                                                                                -----------             -----------
    End of year                                                                                 $   165,924             $   955,600
                                                                                                ===========             ===========


(continued)


See notes to consolidated financial statements.

                           LEGAL RESEARCH CENTER, INC.

                     Years Ended December 31, 1997 and 1996



                                                                                               1997                  1996
                                                                                            -----------           -----------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
    Acquisition of The Law Office, Inc.
       Tangible assets acquired                                                            $        --         $     79,997
       Excess of costs over net assets acquired                                                     --              980,254
       Liabilities assumed                                                                          --             (625,352)
       Stock options issued                                                                         --              (15,441)
       Noncompete agreement                                                                         --              (77,897)
       Common stock issued                                                                          --             (243,600)
                                                                                           ------------        ------------
          Cash purchase price, including acquisition costs                                 $        --          $    97,961
                                                                                           ============        ============

    Conversion of accounts receivable from American Research
     Corporation to a note receivable, net of allowance of $8,414 and
     reclassification of allowance for doubtful accounts of $46,721                        $   129,145          $        --
    Sale of investment in American Research Corporatio
       for a note receivable, net of allowance of $58,336                                       41,764                   --
    Notes received for issuance of common stock                                                     --            1,966,250
    Conversion of note payable into common stock
       subject to repurchase obligation                                                             --              140,000




See notes to consolidated financial statements.

                           LEGAL RESEARCH CENTER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Description of the Business and Summary of Significant Accounting Policies-

     The Business

     Legal Research Center, Inc. (the Company) provides legal and factual research and writing services to U.S. and Canadian attorneys in corporate and private practice. The Company grants credit to customers on terms established for each customer. Additionally, the Company is developing the Corporate Alternative Dispute Resolution Enterprises (CADRE) program, a training course focusing on the concepts and skills necessary to implement and utilize an alternative dispute resolution system on a corporate wide basis.

     During 1997, the Company discontinued the operations of the subsidiaries The Law Office, Inc. (TLO) and The CyberLaw Office, Inc. (CLO), which were acquired in 1996 (Note 4).

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its TLO and CLO subsidiaries presented on a discontinued basis. All significant intercompany accounts and transactions are eliminated.

     Use of Estimates

     The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that may affect certain reported amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from these estimates.

     Revenue Recognition

     Revenue is recognized as the services are performed. Unbilled services relate to revenue recognized for services performed, but not billed, and includes projects not completed.

     Cash and Cash Equivalents

     The Company considers all investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include money market accounts of approximately $152,300 and $946,600 in 1997 and 1996, respectively. These investments are carried at cost which is equal to fair value.

     Furniture and Equipment

     Furniture and equipment are recorded at cost. Depreciation is computed using the straight-line method over three to five years.

     (continued)

                           LEGAL RESEARCH CENTER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Description of the Business and Summary of Significant  Accounting Policies
     - (continued)

     Capitalized Development Costs

     The Company capitalizes certain product costs incurred for the development of the Corporate Alternative Dispute Resolution Enterprises (CADRE) training program and through part of 1996, the development costs of the web-site for TLO. Capitalized costs include direct labor, fees, and expenses of contractors who are or have assisted in the development of the product or service. Once the product or service is available for sale, costs will no longer be capitalized and will be expensed as incurred. The Company expects to complete the development of CADRE during the first quarter of 1998 and thereafter begin amortizing the capitalized costs over three years.

     Advertising and Promotions

     Costs associated with advertising and promoting products are expensed in the year incurred. Advertising and promotion expenses were approximately $281,000 and $449,000 in 1997 and 1996, respectively.

     Net Loss Per Common Share

     Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares outstanding during the period, excluding stock options and the shares subject to subscription as their impact would be anti-dilutive. In 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which requires dual presentation of basic and diluted earnings per share. Implementation of SFAS No. 128 did not have any effect on reported net loss per share.

     Accounting for Stock-Based Compensation

     The Company accounts for employee stock options under the method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and provides the pro forma disclosures required by SFAS No. 123, Accounting for Stock-Based Compensation.

     Comprehensive Income

     In June 1997, the Financing Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, which establishes financial accounting and reporting standards for comprehensive income and its components (revenue, expenses, gains, and losses). SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and is not expected to have a material impact on the reported operating results of the Company.

     Reclassifications

     Certain reclassifications were made to the 1996 financial statements so as to present those financial statements on a basis comparable with the current year.

                           LEGAL RESEARCH CENTER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Discontinued  Operations of The Law Office,  Inc. and The CyberLaw  Office,
     Inc. -

     In May 1995, the Company acquired 25% of the stock of The Law Office,  Inc.
     (TLO). In May 1996, the Company acquired the remaining outstanding shares of TLO for $97,961 in cash including acquisition costs, issuance of 121,800 shares of the Company and options to buy 54,500 shares of the Company at $3.50 per share. The acquisition of TLO was accounted for as a purchase and the purchase price was allocated to the assets acquired and liabilities assumed based on fair values. The excess of the purchase price above the fair value of the assets was assigned to intangible assets which were being amortized over periods ranging from 18 to 60 months. Intangible assets consisted primarily of an Independent Content Provider Agreement (ICP) with Microsoft Online Services Partnership (MOSP), noncompete agreements with former shareholders of TLO and goodwill.

     The CyberLaw Office, Inc. (CLO), was incorporated in Minnesota in October 1995, and is a majority owned subsidiary of the Company. CLO was originally created by the Company to expand on-line activities, similar to TLO, into the international market place.

     TLO and CLO revenues were not sufficient to cover cash operating expenses and development costs. In June 1997, TLO was informed by MOSP that the ICP agreement will not be renewed for a second term. MOSP decided not to continue the ICP concept and is not renewing ICP contracts.

     The Company  sought  additional  investors to fund operating and continuing development costs of TLO and CLO. Due to the continuing substantial negative cash flow, the nonrenewal of the ICP agreement, and the uncertainty of obtaining adequate funds to finance the TLO and CLO operations and development, the Company suspended the funding of TLO and CLO and will dispose of their assets. The Company recorded a $717,008 loss on the disposal of TLO and CLO. The loss on disposition consists of a noncash charge for intangible assets totaling $623,200, a noncash valuation charge for computer and related equipment of approximately $20,000, and a provision for operating expenses during the phase-out period of approximately $73,800.


3.   Going Concern -

     The accompanying consolidated financial statements are prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company incurred losses of $2,065,004 and $1,656,533 for 1997 and 1996, respectively. The continuation of the Company as a going concern is dependent upon its ability to achieve profitable operations and obtain additional financing. Management is pursuing a variety of financing arrangements and cost reductions.

                           LEGAL RESEARCH CENTER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.   American Research Corporation -

     In September 1995, the Company purchased less than 5% of the common stock of American Research Corporation (ARC) for $100,000, which was accounted for under the cost method. ARC developed a product and service that supports professional service providers.

     ARC reported losses in operations since inception in 1992 and has been actively seeking financing to support its operations. The Company provides research services to ARC and charges ARC an arm's-length negotiated market rate. Total revenues from ARC were approximately $1,800 and $202,000 in 1997 and 1996, respectively.

     ARC made payments to the Company under the terms of its original agreement, for services rendered through July 1996. In late 1996, the Company restructured its arrangement with ARC to allow ARC more time to complete its refinancing. At December 31, 1996, the Company had receivables and notes from ARC of approximately $174,000.

     In June 1997, ARC completed its refinancing which resulted in the repurchase of its common stock from the Company and a restructuring of the amounts owed the Company. Amounts owed the Company totaling $184,280, including accrued interest, were converted into a promissory note. The note, as amended, bears annual interest at 10% and requires monthly payments of $5,000 and a final balloon payment due June 1999. ARC paid $50,000 on the note through December 31, 1997. ARC also agreed to repurchase its shares held by the Company for $100,100 in exchange for a unsecured promissory note. The unsecured note is due in quarterly installments of $25,025 beginning June 30, 1999, and bears annual interest at 10%. Due to ARC's uncertain financial condition, the Company reserved approximately $113,500 of the notes as potentially uncollectible and reserved the accrued interest. The carrying value of these notes approximates their fair market values.


5.   Accounts Receivable -

     Accounts receivable consist of the following:

                                                    1997         1996
                                                 ----------   ----------
          Trade                                  $  415,083   $  713,965
          Unbilled services                          15,261      505,419
          Related party - ARC                            --      174,066
                                                 ----------   ----------
                                                    430,344    1,393,450
          Less allowance for doubtful accounts      153,200      120,000
                                                 ----------   ----------
                                                 $  277,144   $1,273,450
                                                 ==========   ==========

                           LEGAL RESEARCH CENTER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Intangible Assets -

     Intangible assets consist of the following:

                                                             1997       1996
                                                           --------   --------
     Capitalized development costs, net of accumulated
        amortization of $ -0- and $5,916, respectively 313,624 101,061 Intangible assets, net of accumulated
        amortization of $ -0- and $152,789, respectively         --    827,465
                                                           --------   --------
                                                           $313,624   $928,526
                                                           ========   ========

7.   Common Stock -

     Common Stock Subject to Repurchase Obligation

     In September 1996, the Company issued 40,000 shares of common stock on behalf of TLO to settle a $140,000 note payable. The note was issued to a former shareholder of TLO as a prerequisite to the acquisition of TLO by the Company. Under the terms of the agreement by which the shares were issued, the shareholder could require the Company to repurchase 10,000 shares at $3.50 a share upon written notice to the Company, on or before December 31, 1997. In October 1996, the shareholder exercised this option. In addition, the shareholder could have required the Company to repurchase a portion or all of the remaining shares at $3.50 a share if TLO obtained debt or equity financing in excess of $500,000. However, due to the discontinued status of TLO the repurchase option is treated as expired.

     Notes Receivable From Officers and Directors

     On September 3, 1996, the Company sold an aggregate of 1,040,000 shares of common stock to three officers and/or directors at the closing price for the Company's common stock on September 4, 1996, or $1.89 a share. The purchases were made through nonrecourse notes with the shares pledged as collateral. The notes bear interest at 8.5% and cannot be prepaid anytime before September 2003, except in connection with a merger, acquisition, or sale of substantially all of the Company's assets. The shares are restricted and cannot be sold or otherwise transferred without repaying the notes. The Company's policy is to not record interest income on the notes until the cash is received in September 2003.

     Common stock issued to officers and directors (Officer Shares) in exchange for notes receivable structured as described above, are not deemed to be shares outstanding under generally accepted accounting principles. Rather, such shares are treated as stock options and therefore potentially dilutive for purposes of calculating weighted average common shares outstanding and earnings per share.

                           LEGAL RESEARCH CENTER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   Income Taxes -

     Deferred taxes consist of the following:

                                                                1997                1996
                                                            -----------          ----------
        Deferred tax assets:
           Allowance for doubtful accounts                  $    54,000          $   42,000
           Investments                                           43,000              36,000
           Interest income                                       60,000                  --
           Accrued expenses                                      48,000              16,000
           Net operating loss carryforward                    1,007,000             645,000
                                                            -----------          ----------
                                                              1,212,000             739,000
        Deferred tax liability - furniture and equipment        (4,000)             (4,000)
                                                            -----------          ----------
        Net deferred tax assets                               1,208,000             735,000
        Valuation allowance                                  (1,208,000)           (735,000)
                                                            -----------          ----------
                                                            $        --          $       --
                                                            ===========          ==========

     The  Company  recorded  a  valuation   allowance  due  to  the  uncertainty
     associated with the realization of the net deferred tax assets in future years.

     At December 31, 1997, the Company has a net operating loss carryforward totaling $2,876,000, expiring $1,033,000, $1,193,000, and $650,000 in 2012,
     2011, and 2010, respectively. The net operating loss carryforward includes $350,000 subject to certain annual limitations.


9.   Stock Option Plans -

     The Company has reserved 700,000 shares of common stock for issuance under the 1995 fixed stock option plan. Options may not be granted at an exercise price less than the fair market value of the common stock of the Company on the date of grant. The options granted may qualify as incentive stock options, vest annually, and are exercisable over periods ranging from three to ten years.

     The Company also has the Legal Research Center, Inc. Existing Officer's Stock Option Plan. Pursuant to the officers' plan, the Company reserved and granted options to two officers to each purchase 180,000 shares of common stock. These incentive stock options are exercisable at fair value on the date of grant, vest in three equal installments commencing one year from the date of grant, and expire five years from the date of grant.

     The Company also has a 1997 fixed stock option plan and has reserved 700,000 shares of common stock for issuance under that plan. Options may not be granted at an exercise price less than the fair market value of the common stock on the date of grant. The options may qualify as incentive stock options, vest annually, and are exercisable over periods ranging from three to ten years.

     (continued)

                           LEGAL RESEARCH CENTER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   Stock Option Plans - (continued)

     Nonemployee directors are compensated with annual stock option grants (Director Options) of 5,000 shares, exercisable at fair market value on the date of grant, and expire ten years after issuance.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively; no dividend yield during the expected life of outstanding options; expected volatility of 178% and 93%; risk free interest rates of 6.5% and 6.0%, and expected lives of 3.8 and 5.7 years.

     A summary of the status of the fixed stock options under these plans, including the stock issued to officers and directors which are treated as stock options, is as follows:

                                                        1997                                      1996
                                           ----------------------------------        ---------------------------------
                                                             Weighted-Average                          Weighted-Average
                                           Options           Exercise Price          Options           Exercise Price
                                           -------           --------------          -------           --------------
          Outstanding at
             beginning of year             1,530,804            $ 2.96                 394,200           $ 2.96
          Granted                            126,600              1.15               1,138,104             2.96
          Forfeited                           (4,000)             2.23                  (1,500)            2.25
                                          ----------                                ----------
          Outstanding at
             end of year                   1,653,404            $ 2.81               1,530,804           $ 2.96
                                          ==========                                ==========
          Weighted-average fair
             value of options granted
             during the year                                    $ 1.04                                   $ 1.37
                                                                 =====                                    =====

     The following table summarizes information about fixed stock options outstanding as of December 31, 1997:

                                                   Options Outstanding                        Options Exercisable
                                    --------------------------------------------------    ---------------------------
                                                         Weighted-           Weighted-                       Weighted-
            Range of                                      Average            Average                         Average
            Exercise                                     Remaining           Exercise                        Exercise
             Prices                   Options         Contractual Life         Price         Options           Price
        ----------------            -----------     ------------------    -------------   ------------    ----------
           $.13 - $.88                    2,840             3.4             $  .56               2,840      $  .56
          $1.00 - $1.25                 113,160             4.9               1.13             113,160        1.13
          $1.50 - $1.88                  14,404             2.1               1.65              14,404        1.65
          $2.00 - $2.38                  78,700             2.9               2.06              78,700        2.06
          $2.63 - $2.97                 394,300             2.2               2.95             274,300        2.94
          $3.02 - $3.50               1,050,000             5.7               3.02           1,050,000        3.02
                                     ----------                                            -----------
           $.13 - $3.50               1,653,404             4.6               2.81           1,533,404        2.80
                                     ==========                                            ===========

     (continued)

                           LEGAL RESEARCH CENTER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9.   Stock Option Plans - (continued)

     In June 1996, under the terms of the Option Plan, the Company adopted a program to award stock options to executive officers whose vesting was contingent upon the Company attaining two consecutive profitable quarters. The exercise price of each option was equal to the market price of the Company's stock on the date of grant and expired in periods ranging from three to five years from the date of grant. In 1996, options totaling $385,000 were issued with a weighted-average exercise price of $2.03. In 1997, these options were cancelled.

     The Company applies APB Opinion 25 and related interpretations in accounting for stock option plans. Accordingly, no compensation cost was recognized for the fixed options plans or performance-based stock option plans in 1997 or 1996. Had compensation cost for the two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS No. 123, the net loss and net loss per share would be increased to the pro forma amounts indicated below:

                                               1997                1996
                                           ------------       -------------
             Net loss:
                As reported               ($  2,065,004)     ($   1,656,533)
                Pro forma                 (   2,356,452)     (    3,336,450)
             Net loss per share:
                As reported               ($       0.91)     ($        0.75)
                Pro forma                 (        1.04)     (         1.51)

     The pro forma effects of applying SFAS No. 123 are not indicative of future amounts since, among other reasons, the pro forma requirements of the Statement were applied only to options granted after December 31, 1994.


10.  Royalty Agreements -

     The Company has agreements with certain associations which require payment of royalties for projects. Royalty rates and terms of the agreements vary depending upon the agreement and apply to a significant amount of the Company's revenues. Royalty expense for 1997 and 1996 was approximately $19,000 and $20,000, respectively.

                           LEGAL RESEARCH CENTER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Related Party Transactions -

     Lease

     The Company utilizes an office facility leased by a related party under an operating lease requiring monthly rent of approximately $6,000 through January 2001. The Company complies with the same terms and conditions as the lease between the related party and the related party's landlord. Rent expense, including operating expenses, was approximately $64,700 and $66,700 for 1997 and 1996, respectively.

     Officer Employment Agreements

     The Company has employment agreements with two officers of the Company through July 1, 1998. The agreements, as amended, require annual base salaries of $96,000 for each officer, plus goal-oriented incentives, which may be adjusted by the Board of Directors. Incentive compensation expense under officer employment agreements was approximately $ -0- and $68,200 in 1997 and 1996, respectively.

     Capitalized Development Costs

     The Company had an agreement with a former director for the development of CADRE, an alternative dispute resolution program to be marketed as a corporate training course. The agreement required monthly payments of $2,800 through July 1997. The agreement was terminated in 1997. The Company capitalized these development costs totaling approximately $68,300.


12.  Major Customer -

     One customer accounted for 14% and 52% of the Company's revenues in 1997 and 1996, respectively, and owed the Company approximately $47,000 and $770,000 at December 31, 1997 and 1996, respectively.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information contained under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the 1998 Proxy Statement is incorporated herein by reference.

     Information concerning executive officers of the Company can be found under the caption "Executive Officers of the Company" in Item 1 hereof.


Item 10. EXECUTIVE COMPENSATION

     The information contained under the captions "Executive Compensation" and "Election of Directors--Board of Directors and Committees--Remuneration of Directors" in the 1998 Proxy Statement is incorporated herein by reference.


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained under the caption "Principal Shareholders" in the 1998 Proxy Statement is incorporated herein by reference.


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the caption "Certain Relationships and Transactions" in the 1998 Proxy Statement is incorporated herein by reference.


Item 13. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of the report:

1. Financial Statements. Audited financial statements as of December 31, 1997 and 1996 and for the years then ended are filed as part of this Form 10-KSB. See Index to Financial Statements on Page F-1.

2. Exhibits. The following exhibits are being filed as part of this Form 10-KSB:

       Exhibit No.                                Title                                Method of Filing
       -----------                                -----                                ----------------

      3.1             Restated Articles of Incorporation                                       1

      3.2             Restated Bylaws                                                          1

      4               Form of Common Stock Certificate                                         1




      10.1            1995 Stock Option Plan                                                   1

      10.2            Existing Officer's Stock Option Plan                                     1

      10.3            Employment  Agreement  dated July 1, 1995 between the Company
                      and Christopher R. Ljungkull                                             1

      10.4            Employment  Agreement  dated July 1, 1995 between the Company
                      and James R. Seidl                                                       1

      10.5            1997 Stock Option Plan                                                   5

      10.10           Agreement  dated May 17,  1995  between  the  Company and the
                      other shareholders of The Law Office, Inc.                               1

      10.11           First Amendment to Net Office Lease Agreement dated June 1996
                                                                                               2

      10.12           Letter  Agreement  dated  September  6, 1995  between LRC and
                      James Seifert re: Consulting Services                                    2

      10.13           Acquisition  of Stock of The Law Office,  Inc.  dated May 13,
                      1996                                                                     3

      10.14           Employment   Agreement   dated  July  25,  1996  between  The
                      CyberLaw Office, Inc. and Arun K. Dube                                   5

      10.15           Sale of Common Stock to Officers  and  Directors on September
                      3, 1996                                                                  4

      10.17           News Release  regarding  the agreement  with Risk  Enterprise     Filed Herewith
                      Management
      10.18           News Release regarding the agreement with WIRE                    Filed herewith

      11              Subsidiaries of Legal Research Center, Inc.                              5


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

3. Incorporated by reference to Exhibits 2.1 and 2.2 to the Company's Form 8-K dated May 13, 1996.

4. Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 to the Company's Form 8-K dated September 5, 1996.

5. Incorporated by reference to Exhibits 10.14 and 11 to the Company's Form 10-KSB (as amended) dated March 27, 1997.

     (b) Reports on Form 8-K.

         None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              LEGAL RESEARCH CENTER, INC.


                                              By: /s/ Christopher R. Ljungkull
                                                  -----------------------------
                                                  Christopher R. Ljungkull, CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Name and Title               Signature                   Date
          --------------               ---------                   ----
Arun K. Dube
Chairman of the Board              /s/ Arun K. Dube         March 27 , 1998
                                   ----------------

Christopher R. Ljungkull
Chief Executive Officer
(Principal Executive Officer)
and Director                       /s/ C.R. Ljungkull       March 27, 1998
                                   ----------------

James R. Seidl
President and Director             /s/ James R. Seidl       March 27 , 1998
                                   ------------------

              As filed with the Securities and Exchange Commission
                                on March 30, 1998



                        SECURITIES AND EXCHANGE COMISSION
                             WASHINGTON, D.C. 20549



                                    EXHIBITS

                                       TO

                                   FORM 10 KSB

                                  ANNUAL REPORT

                   For the fiscal year ended December 31, 1997

                       Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


                           LEGAL RESEARCH CENTER, INC.
                           700 Midland Square Building
                             331 Second Avenue South
                              Minneapolis, MN 55401

                                INDEX TO EXHIBITS


                                    Exhibits


10.17      News Release regarding the agreement with Risk Enterprise Management

10.18      News Release regarding the agreement with WIRE