Form 10QSB
period 1998-03-31
LEGAL RESEARCH CENTER INC
filed 1998-05-15
CIK 945506

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               3,327,633 shares of Common Stock as of May 14, 1998

                                      INDEX




PART I.  FINANCIAL INFORMATION                                              Page

Item 1.  Financial Statements:

         Consolidated Balance Sheets
           March 31, 1998 and December 31, 1997 ............................   2
         Consolidated Statements of Operations
            Three Months Ended March 31, 1998 and 1997......................   3
         Consolidated Statements of Stockholders' Equity ...................   4
         Consolidated Statements of Cash Flows
            Three Months Ended March 31, 1998 and 1997......................   5
         Notes to Consolidated Financial Statements ........................   6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations ......................................   6

                          PART I. FINANCIAL INFORMATION

--------------------------------------------------------------------------------
ITEM 1. FINANCIAL STATEMENTS

                           LEGAL RESEARCH CENTER, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                        (Unaudited)
                                                          March 31,      December 31,
ASSETS                                                      1998            1997
====================================================================================
CURRENT ASSETS
   Cash and cash equivalents                             $   119,286    $   165,924
   Accounts receivable                                       359,963        277,144
   Note receivable                                            60,000         60,000
   Other                                                      68,400         43,399
                                                         -----------    -----------
           TOTAL CURRENT ASSETS                              607,649        546,467
                                                         -----------    -----------

FURNITUIRE AND EQUIPMENT                                     362,247        362,247
   Less accumulated depreciation                             268,659        245,632
                                                         -----------    -----------
                                                              93,588        116,615
                                                         -----------    -----------

OTHER ASSETS
   Notes receivable, net of $113,500                          45,959         60,959
allowance for doubtful accounts
   Intangible assets                                         310,193        313,624
                                                         -----------    -----------
                                                             356,152        374,583
                                                         -----------    -----------
                                                         $ 1,057,389    $ 1,037,665
                                                         ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
====================================================================================
Current Liabilities
   Accounts payable                                      $   154,773    $    57,411
   Accrued expenses:
       Compensation                                           53,285         48,899
       Other                                                  28,078         21,394
   Client Advances                                            42,543         26,773
                                                         -----------    -----------
                             TOTAL CURRENT LIABILITIES       278,679        154,477
                                                         -----------    -----------


Stockholders' Equity
   Common stock, $0.01 par value;
(authorized 20,000,000 shares; issued -
3,327,633 and 3,297,633 shares
respectively)
                                                              33,276         33,276
Additional paid-in capital                                 6,870,007      6,870,007
Accumulated deficit                                       (4,158,323)    (4,053,845)
Notes receivable from officers and directors              (1,966,250)    (1,966,250)
                                                         -----------    -----------
                                                             778,710        883,188
                                                         -----------    -----------
                                                         $ 1,057,389    $ 1,037,665
                                                         ===========    ===========

See Notes to Consolidated Financial
Statements (unaudited)

                             LEGAL RESEARCH CENTER, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                               (Unaudited)        (Unaudited)
                                               Three Months      Three Months
                                              Ended March 31,    Ended March 31,
                                             -----------------------------------
                                                   1998             1997
                                             -----------------------------------


REVENUES                                       $   446,409       $   532,535
DIRECT OPERATING COSTS
   Compensation and benefits                       154,599           245,396
   Other                                            21,801            92,218
                                               -----------       -----------
          Total direct operating costs             176,400           337,614
                                               -----------       -----------
GROSS PROFIT                                       270,009           194,922
                                               -----------       -----------

OTHER OPERATING COSTS
   Sales and marketing                             311,837           204,199
   General and administrative                       64,527           234,870
                                               -----------       -----------
          Total other operating costs              376,364           439,070
                                               -----------       -----------
LOSS FROM OPERATIONS                              (106,355)         (244,148)

OTHER INCOME (EXPENSE)
   Interest Income                                   2,004             9,965
   Interest Expense                                   (127)             (257)

LOSS FROM CONTINUING OPERATIONS                $  (104,478)      $  (234,440)
                                               ===========       ===========

DISCONTINUED OPERATIONS
                                               -----------       -----------
   Loss from operations                                 $-       $  (212,457)
                                               -----------       -----------

NET LOSS                                       $  (104,478)      $  (446,897)
                                               ===========       ===========

                                               ===========       ===========
NET LOSS PER COMMON SHARE                      $     (0.05)      $     (0.20)
                                               ===========       ===========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                    2,272,633         2,257,633
                                               ===========       ===========


See Notes to Consolidated Financial
Statements (unaudited)

LEGAL RESEARCH CENTER, INC.

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY

                                         Common Stock  Common Stock     Additional
                                        ----------------------------      Paid-in      Accumulated        Notes
                                           Shares          Amount         Capital       Deficit        Receivable          Total
                                           ------          ------         -------       -------        ----------          -----
BALANCE DECEMBER 31, 1995                  2,135,833       $21,358      $4,551,634    $(332,288)       $       --       $4,240,704

  Issuance of stock to purchase
    The Law Office, Inc.                     121,800         1,218         242,382           --                --          243,600

  Issuance of stock options to
    purchase The Law Office, Inc.                 --            --          15,441           --                --           15,441

  Issuance of shares subject to a
   stock subscription agreement            1,040,000        10,400       1,955,850           --        (1,966,250)              --

  Net loss                                        --            --              --   (1,656,553)               --       (1,656,553)
                                       --------------------------------------------------------------------------------------------

BALANCE DECEMBER 31, 1996                  3,297,633        32,976       6,765,307   (1,988,841)       (1,966,250)       2,843,192

  Expiration on repurchase option
      on common stock                         30,000           300         104,700                                         105,000


  Net Loss                                        --            --              --   (2,065,004)               --       (2,065,004)
                                       --------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1997                  3,327,633        33,276       6,870,007   (4,053,845)       (1,966,250)         883,188

  Net Loss                                        --            --              --     (104,478)               --         (104,478)

BALANCE MARCH 31, 1998                     3,327,633       $33,276      $6,870,007  $(4,158,323)      $(1,966,250)        $778,710
                                       ============================================================================================





See Notes to Consolidated Financial
Statements (unaudited)

LEGAL RESEARCH CENTER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           (Unaudited)          (Unaudited)
                                                                           Three Months Ended   Three Months Ended
                                                                           March 31             March 31
                                                                           ---------------------------------------
                                                                                  1998             1997
                                                                           ---------------------------------------
OPERATING ACTIVITIES
   Net loss                                                                     $(104,478)       $(446,897)
   Adjustments to reconcile net loss to net cash used by operating activities:
          Depreciation                                                             23,027           26,325
          Amortization and write-off of intangible assets and capitalized
             development costs                                                      3,431           64,109
          (Gain) loss on disposal of furniture and equipment                          (50)           1,606
          Change in assets and liabilities
             Trade accounts receivable and unbilled services                      (82,819)         179,509
             Other current assets                                                 (25,001)         (63,420)
             Accounts payable                                                      97,362         (137,470)
             Accrued expenses                                                      11,070           12,809
             Client advances                                                       15,770           28,121
                                                                                ---------        ---------

                             Net cash used in operating activities                (61,688)        (335,308)
                                                                                ---------        ---------

INVESTING ACTIVITIES
   Proceeds from the sale of furniture and equipment                                   50            1,268
   Capitalized development costs                                                       --          (49,300)
   Cash received on notes receivable                                               15,000               --
                                                                                ---------        ---------
                             Net cash provided (used) by investing                 15,050          (48,032)
activities
                                                                                ---------        ---------

FINANCING ACTIVITIES
   Payments on noncompete agreements                                                   --           (4,127)
                                                                                ---------        ---------
                            Net cash used in financing activities                      --           (4,127)
                                                                                ---------        ---------

                                                                                ---------        ---------
                           (Decrease) increase in cash and cash                   (46,638)        (387,467)
equivalents
                                                                                ---------        ---------

Cash and cash equivalents
   Beginning of period                                                            165,924          955,600
                                                                                ---------        ---------

   End of period                                                                 $119,286         $568,133
                                                                                =========        =========

                             LEGAL RESEARCH CENTER, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   March 31, 1998
                                     (unaudited)

Basis Of Presentation: The interim financial statements are unaudited, but in the opinion of management reflect all adjustments necessary for a fair presentation of results of such periods. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full fiscal year. These financial statements should be read in conjunction with the audited financial statements and notes thereto, for the year ended December 31, 1997.

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

Major Customers: Two customers accounted for 30.66% and 11.77% respectively, of the Company's total revenues for the quarter ended March 31, 1998. These same customers accounted for 1.5% and 20.6%, respectively, of the Company's total revenues for the same period in 1997.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and footnotes which appear elsewhere in this Report and the Company's annual report for 1997 on Form 10-KSB.

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

RESULTS OF OPERATIONS

Revenues: Revenues decreased by $86,126 or 16% to $446,409 for the three month period ended March 31,1998 over the same period of 1997. The decrease is primarily attributable to the elimination of on-site library services in second quarter 1997 that had produced revenues of $64,600 for first quarter 1997, and a decrease in multi-jurisdictional surveys for first quarter 1998 offset by a 15% increase in core research business.

Direct Operating Costs: Direct operating costs for compensation and other benefits include hourly contract fees for independent research attorneys and hourly compensation of staff research attorneys, document production and support personnel. Other direct operating costs include outside research fees and services, royalty fees for association referrals, computer database charges, project data conversion fees, photocopying, and document retrieval expenses.

Total direct operating costs decreased $161,214 or 48% for the three months ended March 31, 1998 from the same period in 1997. This decrease in operating costs is primarily due to lower personnel costs, computer database charges, and photocopying expense. Personnel costs decreased due to the continued downsizing of the Company's infrastructure through February 1998. Computer database and photocopying charges have decreased due to improved efficiencies of the Company's research staff.

Direct  operating  costs,  expressed as a percentage of revenue,  decreased from
63.4 % to 39.5% for the three months ended March 31, 1998 from the same period in 1997, for the reasons discussed above.

Gross Profit: Gross profit increased by $75,088, or 38.5% to $270,009 over March 31, 1997 gross profit of $194,921. As a percentage of revenue, gross profit increased from 36.6% to 60.5%, primarily as a result of the decrease in direct operating costs discussed above.

Other Operating Costs: Other operating costs include compensation of officers and corporate staff, advertising and direct marketing expenditures and general corporate overhead, including depreciation and amortization. Other operating costs decreased by $62,705 or 14.3% for the three months ended March 31, 1998 from the same period in 1996. The decrease in other operating costs by category was primarily attributed to a decrease in general and administrative of $170,343 or 72.5% offset by an increase in marketing and sales of $107,638 or 52.7%. General and administrative costs decreased due to downsizing of the Company's infrastructure and continued efforts to control costs. The increase in marketing and sale is primarily due to increased direct mailings and marketing.

Other Income and Expense: Interest income decreased $7,961 for the three months ended March 31, 1998 from the comparable period in 1997. The decrease was a result of less cash invested in interest bearing accounts.

LIQUIDITY AND CAPITAL RESOURCES

The Company continued to use the proceeds from its initial public offering in August 1995 to partially fund first quarter 1998 operating costs. In addition, the Company continues to look for other marketing and development opportunities and alliances to increase revenues and cash flow. At March 31, 1998 the Company had cash and cash equivalents of $119,286 and working capital of $328,970.

Cash used in operating activities was $61,688 in the first three months of 1998. This use of cash is primarily the result of a $87,568 net loss before depreciation and other non-cash charges, a $82,819 increase in accounts receivable and unbilled services, offset by a $97,362 increase in accounts payable.. The Company expects by end of second quarter 1998, expenditures in the core research business will be funded almost exclusively by funds generated from operations.

Investing activity for the first three months of 1998 was $15,050 principally as a result of cash received on a note receivable and proceeds from the sale of equipment. The Company used $0 in financing activities for first quarter of 1998.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LEGAL RESEARCH CENTER, INC.

Dated: March 14, 1998                By: /s/ Christopher R. Ljungkull
                                        -----------------------------
                                             Christopher R. Ljungkull
                                             Chief Executive Officer