Form 10QSB
period 1998-06-30
LEGAL RESEARCH CENTER INC
filed 1998-08-13
CIK 945506

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998 or

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

              3,327,633 shares of Common Stock as of June 22, 1998

                                      INDEX

PART I.  FINANCIAL INFORMATION                                              Page

Item 1.  Financial Statements:

         Consolidated Balance Sheets
           June 30, 1998 and  December 31, 1997 ............................  2
         Consolidated Statements of Operations
           Three Months Ended June 30, 1998 and 1997........................  3
         Consolidated Statements of Stockholders' Equity ...................  4
         Consolidated Statements of Cash Flows
           Six Months Ended June 30, 1998 and 1997..........................  5
         Notes to Consolidated Financial Statements ........................  6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations .......................................  6

                          PART I. FINANCIAL INFORMATION

--------------------------------------------------------------------------------
ITEM 1. FINANCIAL STATEMENTS

                           LEGAL RESEARCH CENTER, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                      (Unaudited)
                                                                        June 30,         December 31,
ASSETS                                                                    1998               1997
------------------------------------------------------------------------------------------------------
CURRENT ASSETS
  Cash and cash equivalents                                           $   145,327        $   165,924
  Accounts receivable                                                     389,201            277,144
  Note receivable                                                          60,000             60,000
  Other                                                                    44,271             43,399
                                                                      -----------        -----------
          TOTAL CURRENT ASSETS                                            638,799            546,467
                                                                      -----------        -----------

FURNITUIRE AND EQUIPMENT                                                  345,797            362,247
  Less accumulated depreciation                                           274,449            245,632
                                                                      -----------        -----------
                                                                           71,348            116,615
                                                                      -----------        -----------

OTHER ASSETS
  Notes receivable, net of allowance for doubtful accounts                 35,959             60,959
  Intangible assets                                                       284,343            313,624
                                                                      -----------        -----------
                                                                          320,302            374,583
                                                                      -----------        -----------
                                                                      $ 1,030,449        $ 1,037,665
                                                                      ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------
Current Liabilities
  Accounts payable                                                    $   123,882        $    57,411
  Accrued expenses:
    Compensation                                                           42,362             48,899
    Other                                                                  12,185             21,394
  Client Advances                                                          38,707             26,773
                                                                      -----------        -----------
          TOTAL CURRENT LIABILITIES                                       217,136            154,477
                                                                      -----------        -----------

Long Term Liabilities
  Convertable Note                                                    $   100,000
                                                                      -----------        -----------
          TOTAL LONG TERM LIABILITIES                                 $   100,000        $        --
                                                                      -----------        -----------
Stockholders' Equity
  Common stock, $0.01 par value; (authorized 20,000,000 shares;
    issued -- 3,327,633)                                                   33,276             33,276
  Additional paid-in capital                                            6,870,007          6,870,007
  Accumulated deficit                                                  (4,223,720)        (4,053,845)
  Notes receivable from officers and directors                         (1,966,250)        (1,966,250)
                                                                                         -----------
                                                                          713,313            883,188
                                                                      -----------        -----------
                                                                      $ 1,030,449        $ 1,037,665
                                                                      ===========        ===========

See Notes to Consolidated Financial Statements (unaudited)

                          LEGAL RESEARCH CENTER, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months                         Six Months
                                                       Ended June 30,                      Ended June 30,
                                             ------------------------------        ------------------------------
                                                 1998               1997               1998              1997
                                             ------------------------------        ------------------------------
                                                       (Unaudited)                           (Unaudited)
REVENUES                                     $   448,144        $   580,977        $   894,553        $ 1,113,512
DIRECT OPERATING COSTS
  Compensation and benefits                      155,997            248,398            310,596            493,794
  Other                                           46,421             84,776            107,705            176,994
                                             -----------        -----------        -----------        -----------
          Total direct operating costs           202,418            333,174            418,301            670,788
                                             -----------        -----------        -----------        -----------
GROSS PROFIT                                     245,726            247,803            476,252            442,724
                                             -----------        -----------        -----------        -----------

OTHER OPERATING COSTS
  Sales and marketing                            206,988            247,712            479,342            451,912
  General and administrative                     103,926            242,552            168,453            477,423
                                             -----------        -----------        -----------        -----------
          Total other operating costs            310,914            490,264            647,795            929,335
                                             -----------        -----------        -----------        -----------
LOSS FROM OPERATIONS                             (65,188)          (242,461)          (171,543)          (486,611)

OTHER INCOME (EXPENSE)
  Interest Income                                  2,291              9,254              4,295             18,963
  Interest Expense                                (2,500)                --             (2,628)                --
                                             -----------        -----------        -----------        -----------
LOSS FROM CONTINUING OPERATIONS              $   (65,397)       $  (233,207)       $  (169,875)       $  (467,648)
                                             ===========        ===========        ===========        ===========

DISCONTINUED OPERATIONS
  Loss from operations                       $        --        $  (807,068)       $        --        $(1,019,525)
                                             -----------        -----------        -----------        -----------
NET LOSS                                     $   (65,397)       $(1,040,275)       $  (169,875)       $(1,487,173)
                                             ===========        ===========        ===========        ===========

NET LOSS PER COMMON SHARE
  Continuing operations                      $     (0.03)       $     (0.10)       $     (0.07)       $     (0.21)
  Discontinued operations                             --              (0.36)                --              (0.45)
                                             $     (0.03)       $     (0.46)       $     (0.07)       $     (0.66)
                                             ===========        ===========        ===========        ===========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                           2,287,633          2,257,633          2,287,633          2,257,633
                                             ===========        ===========        ===========        ===========

See Notes to Consolidated Financial Statements (unaudited)

                           LEGAL RESEARCH CENTER, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                              Common Stock               Additional
                                           --------------------------      Paid-in      Accumulated       Notes
                                              Shares         Amount        Capital        Deficit       Receivable         Total
                                           -----------    -----------    -----------    -----------     -----------     -----------
BALANCE DECEMBER 31, 1995                    2,135,833    $    21,358    $ 4,551,634    $  (332,288)    $        --     $ 4,240,704

  Issuance of stock to purchase
    The Law Office, Inc.                       121,800          1,218        242,382             --              --         243,600

  Issuance of stock options to
    purchase The Law Office, Inc.                   --             --         15,441             --              --          15,441

  Issuance of shares subject to a
   stock subscription agreement              1,040,000         10,400      1,955,850             --      (1,966,250)             --

  Net loss                                          --             --             --     (1,656,553)             --      (1,656,553)
                                           -----------    -----------    -----------    -----------     -----------     -----------

BALANCE DECEMBER 31, 1996                    3,297,633         32,976      6,765,307     (1,988,841)     (1,966,250)      2,843,192

  Expiration on repurchase option
    on common stock                             30,000            300        104,700             --              --         105,000

  Net Loss                                          --             --             --     (2,065,004)             --      (2,065,004)
                                           -----------    -----------    -----------    -----------     -----------     -----------

BALANCE DECEMBER 31, 1997                    3,327,633         33,276      6,870,007     (4,053,845)     (1,966,250)        883,188

  Net Loss                                          --             --             --       (169,875)             --        (169,875)
                                                                                        -----------                     -----------

BALANCE JUNE 30, 1998                        3,327,633    $    33,276    $ 6,870,007    $(4,223,720)    $(1,966,250)    $   713,313
                                           =========================================================================================

See Notes to Consolidated Financial Statements (unaudited)

                           LEGAL RESEARCH CENTER, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            (Unaudited)
                                                                         Six Months Ended
                                                                             June 30,
                                                                 ------------------------------
                                                                     1998               1997
                                                                 ------------------------------
OPERATING ACTIVITIES
  Net loss                                                       $  (169,875)       $(1,487,173)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Loss on disposal of The Law Office, Inc.                                          612,008
      Depreciation                                                    44,155             52,258
      Amortization and write-off of intangible assets and
        capitalized development costs                                 29,281            128,219
      (Gain) loss on disposal of furniture and equipment              (1,588)             1,517
  Change in assets and liabilities
    Trade accounts receivable and unbilled services                 (112,057)           520,966
    Other current assets                                                (872)           (23,797)
    Accounts payable                                                  66,471           (111,413)
    Accrued expenses                                                 (15,746)           (34,135)
    Client advances                                                   11,934             34,801
                                                                 -----------        -----------

          Net cash used in operating activities                     (148,297)          (306,749)
                                                                 -----------        -----------

INVESTING ACTIVITIES
  Proceeds from the sale of furniture and equipment                    2,700             (1,030)
  Capitalized development costs                                           --           (110,193)
  Convertable note                                                   100,000
  Cash received on notes receivable                                   25,000                 --
                                                                 -----------        -----------
          net cash provided (used) by investing activities           127,700           (111,223)
                                                                 -----------        -----------

FINANCING ACTIVITIES
  Payments on noncompete agreements                                       --             (8,255)
                                                                 -----------        -----------
          Net cash used in financing activities                           --             (8,255)
                                                                 -----------        -----------

                                                                 -----------        -----------
          (Decrease) increase in cash and cash equivalents           (20,597)          (426,227)
                                                                 -----------        -----------
Cash and cash equivalents
  Beginning of period                                                165,924            955,600
                                                                 -----------        -----------

  End of period                                                  $   145,327        $   529,373
                                                                 ===========        ===========

                           LEGAL RESEARCH CENTER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (unaudited)

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

Major Customers: Three customers accounted for 26%, 16% and 10% respectively, of the Company's total revenues for the quarter ended June 30, 1998. Two of these same customers accounted for 26% and 15% of the Company's total revenues in the quarter ended June 30, 1996..

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

RESULTS OF OPERATIONS

Revenues: Revenues decreased by $132,833 or 22.9%, to $448,144 for the three month period ended June 30, 1998, over the same period of 1997. For the six month period, revenues decreased $218,959 or 19.7%. The decrease is primarily attributable to a decrease in research and writing revenue in second quarter and the elimination of on-site library services in second quarter 1997.

Second quarter Multi-jurisdictional survey (MJS) revenue increased 16% in second quarter 1998 from the comparable period in 1997. Year to date revenue from MJS was $36,034 or 13% below 1997 MJS revenue for the same period.

Direct Operating Costs: Direct operating costs for compensation and other benefits include hourly contract fees for independent research attorneys and hourly compensation of staff research attorneys, document production and support personnel. Other direct operating costs include outside research fees and services, royalty fees for association referrals, computer database charges, project data conversion fees, photocopying, and document retrieval expense.

Total direct operating costs decreased $130,756, or 39.2%, for the three months ended June 30, 1998, from the same period in 1997. For the six month period, direct operating costs decreased $252,487, or 37.6%.

The decrease in operating costs is primarily due to lower personnel costs, computer database charges, and photocopying expense. Personnel costs decreased due to a decrease in revenues and the continued downsizing of the Companies infrastructure. Computer database and photocopying charges have decreased due to improved efficiencies of the Company's research staff.

Direct operating costs, expressed as a percentage of revenues decreased from 57.3% to 45.2% for the three months ended June 30, 1998, from the same period in 1997. For the six month period, direct operating costs as a percentage of revenue decreased from 60.2% to 46.8%. The decreases are due to various factors explained above.

Gross Profit: Gross profit for the three months ended June 30, 1998, decreased by $2,077 or.08% to $245,726 from gross profits of $247,803 for the comparable period for 1997. As a percentage of revenue, gross profit increased from 42.7% to 54.8% for the three months ended June 30, 1998, from the same period in 1997, primarily as a result of the decrease in direct operating costs discussed above.

For the six months ended June 30, 1998, gross profit increased by $33,528 or 7.6% to $476,252 from the comparable 1997 period. As a percentage of revenue, gross profit increased from 39.8% to 53.2% for the six months ended June 30, 1998, from the same period in 1997, due to the decrease in direct operating costs as explained above.

Other Operating Costs: Other operating costs include compensation of officers, sales and corporate staff, advertising and direct marketing expenditures and general corporate overhead, including depreciation. Other operating costs decreased by $179,350 or 36.6% for the three months ended June 30, 1998, from the same period in 1997. Of these other operating costs, sales and marketing expenses decreased by $40,724, or 16.4% and general and administrative costs decreased by $138,626 or 57.2%. The decrease in other operating costs is due to the downsizing of the Company's infrastructure and continued cost containment. For the six months ended June 30, 1998, other operating costs decreased $281,540 or 30.3%. The decrease in other operating costs by category is primarily attributed to a decrease in general and administrative of $308,974 or 64.7%, offset by an increase in marketing and sales of $27,430 or 6.1%. The increase in marketing and sales cost is primarily attributable to increased direct mailings and marketing in first quarter of 1998.

Other Income and Expense: Interest income decreased $6,963 for the three months ended June 30, 1998, and $14,668 for the six months ended June 30, 1998, from the comparable periods in 1997. The decrease was a result of less cash invested in interest bearing accounts.

Net Loss: The Company posted a net loss of $65,397 or $.03 per share for the three months ended June 30, 1998, compared to a loss of $1,404,275 or $.46 per share for the comparable period in 1997. The 93% decrease in the loss per share was the result of a 39% decrease in direct operating costs, a 37% decrease in general and administrative expenses through the continued downsizing of the Company's infrastructure, and discontinuation of operations of The Law Office.

Interest expense increased $2,628 for the six months ended June 30, 1998, from the comparable period in 1997 due to quarterly interest payments for a convertible note.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to look for marketing and development opportunities and alliances to increase revenues and cash flow. At June 30, 1998, the Company had cash and cash equivalents of $145,327 and working capital of $383,339.

Cash used in operating activities was $148,297 in the first six months of 1998. This use of cash is primarily the result of a $96,439 net loss before depreciation and other non-cash charges, a $112,057 increase in accounts receivable and unbilled services, offset by a $66,471 increase in accounts payable. The Company expects by the end of third quarter 1998, expenditures will be funded almost exclusively by funds generated by operations.

Investing activity for the first six months of 1998 was $127,700, principally as a result of a convertible note payable, cash received on a note receivable and proceeds from the sale of equipment.

The Company used $0 in financing activities for the first half of 1998.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LEGAL RESEARCH CENTER, INC.

Dated: August 12, 1998                  By:  /s/  Christopher R. Ljungkull
                                             ----------------------------------
                                                  Christopher R. Ljungkull
                                                  Chief Executive Officer