Form 10QSB
period 1998-09-30
LEGAL RESEARCH CENTER INC
filed 1998-11-10
CIK 945506

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998 or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

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

                                      INDEX




PART I.  FINANCIAL INFORMATION                                              Page

Item 1.  Financial Statements:

         Consolidated Balance Sheets
          September 30, 1998 and  December 31, 1997 ...........................2
         Consolidated Statements of Operations
          Three Months Ended September 30, 1998 and 1997.......................3
         Consolidated Statements of Stockholders' Equity ......................4
         Consolidated Statements of Cash Flows
          Nine Months Ended September 30, 1998 and 1997........................5
         Notes to Consolidated Financial Statements ...........................6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations ...........................................6


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.....................................................8

                          PART I. FINANCIAL INFORMATION

--------------------------------------------------------------------------------
ITEM 1. FINANCIAL STATEMENTS

                           LEGAL RESEARCH CENTER, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                    (Unaudited)
                                                    September 30,   December 31,
ASSETS                                                  1998            1997
--------------------------------------------------------------------------------
CURRENT ASSETS
     Cash and cash equivalents                       $   405,571    $   165,924
     Accounts receivable                                 386,527        277,144
     Note receivable                                      60,000         60,000
     Other                                                17,395         43,399
                                                     -----------    -----------
          TOTAL CURRENT ASSETS                           869,493        546,467
                                                     -----------    -----------

FURNITUIRE AND EQUIPMENT                                 345,797        362,247
     Less accumulated depreciation                       290,133        245,632
                                                     -----------    -----------
                                                          55,664        116,615
                                                     -----------    -----------

OTHER ASSETS
     Notes receivable, net of allowance                   25,959         60,959
       for doubtful accounts
     Intangible assets                                   258,494        313,624
                                                     -----------    -----------
                                                         284,453        374,583
                                                     -----------    -----------
                                                     $ 1,209,610    $ 1,037,665
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
Current Liabilities
     Accounts payable                                $    77,460    $    57,411
     Accrued expenses:
       Compensation                                       58,677         48,899
       Other                                              13,485         21,394
     Client Advances                                      44,867         26,773
                                                     -----------    -----------
          TOTAL CURRENT LIABILITIES                      194,489        154,477
                                                     -----------    -----------

Long Term Liabilities
     Convertable Notes                               $   200,000
                                                     -----------    -----------
          TOTAL LONG TERM LIABILITIES                $   200,000    $        --
                                                     -----------    -----------
Stockholders' Equity
     Common stock, $0.01 par value; (authorized
       20,000,000 shares; issued - 3,327,633)             33,276         33,276
     Additional paid-in capital                        6,870,007      6,870,007
     Accumulated deficit                              (4,121,912)    (4,053,845)
     Notes receivable from officers and directors     (1,966,250)    (1,966,250)
                                                     -----------    -----------
                                                         815,121        883,188
                                                     -----------    -----------
                                                     $ 1,209,610    $ 1,037,665
                                                     ===========    ===========

See Notes to Consolidated Financial Statements (unaudited)

                           LEGAL RESEARCH CENTER, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Three Months                           Nine Months
                                                       Ended September 30,                    Ended September 30,
                                                  ------------------------------        ------------------------------
                                                      1998              1997                1998               1997
                                                  ------------------------------        ------------------------------
                                                            (Unaudited)                           (Unaudited)
REVENUES                                          $   684,531        $   355,133        $ 1,579,084        $ 1,468,645
DIRECT OPERATING COSTS
      Compensation and benefits                       298,777            157,249            609,373            651,043
      Other                                            15,033             55,529            122,738            232,523
                                                  -----------        -----------        -----------        -----------
              Total direct operating costs            313,810            212,778            732,111            883,566
                                                  -----------        -----------        -----------        -----------
GROSS PROFIT                                          370,721            142,355            846,973            585,079
                                                  -----------        -----------        -----------        -----------

OTHER OPERATING COSTS
      Sales and marketing                             175,022            165,824            654,364            617,736
      General and administrative                       93,477            211,569            261,930            688,992
                                                  -----------        -----------        -----------        -----------
              Total other operating costs             268,499            377,393            916,294          1,306,728
                                                  -----------        -----------        -----------        -----------
PROFIT/LOSS FROM OPERATIONS                           102,222           (235,038)           (69,321)          (721,649)

OTHER INCOME (EXPENSE)
      Interest Income                                   4,669              6,031              8,964             24,994
      Interest Expense                                 (5,083)              --               (7,711)              --
                                                  -----------        -----------        -----------        -----------
PROFIT/LOSS FROM CONTINUING OPERATIONS            $   101,808        $  (229,007)       $   (68,068)       $  (696,655)
                                                  ===========        ===========        ===========        ===========

DISCONTINUED OPERATIONS
      Loss from operations                        $      --          $  (105,000)       $      --          $(1,124,525)

                                                  -----------        -----------        -----------        -----------
NET PROFIT/LOSS                                   $   101,808        $  (334,007)       $   (68,068)       $(1,821,180)
                                                  ===========        ===========        ===========        ===========

NET GAIN/LOSS PER COMMON SHARE
      Continuing operations                       $      0.04        $     (0.10)       $     (0.03)       $     (0.31)
      Discontinued operations                            --                (0.05)              --                (0.50)
                                                  $      0.04        $     (0.15)       $     (0.03)       $     (0.81)
                                                  ===========        ===========        ===========        ===========

WEIGHTED AVERAGE COMMON                             2,287,633          2,257,633          2,287,633          2,257,633
                                                  ===========        ===========        ===========        ===========
  SHARES OUTSTANDING

See Notes to Consolidated Financial Statements (unaudited)

                           LEGAL RESEARCH CENTER, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                  Common Stock         Additional
                                           -------------------------     Paid-in     Accumulated      Notes
                                              Shares        Amount       Capital       Deficit      Receivable        Total
                                           -----------   -----------   -----------   -----------    -----------    -----------
BALANCE DECEMBER 31, 1995                    2,135,833   $    21,358   $ 4,551,634   $  (332,288)   $        --    $ 4,240,704

  Issuance of stock to purchase
    The Law Office, Inc.                       121,800         1,218       242,382            --             --        243,600

  Issuance of stock options to
    purchase The Law Office, Inc.                   --            --        15,441            --             --         15,441

  Issuance of shares subject to a
    stock subscription agreement             1,040,000        10,400     1,955,850            --     (1,966,250)            --

  Net loss                                          --            --            --    (1,656,553)            --     (1,656,553)
                                           -----------   -----------   -----------   -----------    -----------    -----------

BALANCE DECEMBER 31, 1996                    3,297,633        32,976     6,765,307    (1,988,841)    (1,966,250)     2,843,192

  Expiration on repurchase option
    on common stock                             30,000           300       104,700            --             --        105,000


  Net Loss                                          --            --            --    (2,065,004)            --     (2,065,004)
                                           -----------   -----------   -----------   -----------    -----------    -----------
BALANCE DECEMBER 31, 1997                    3,327,633        33,276     6,870,007    (4,053,845)    (1,966,250)       883,188

  Net Loss                                          --            --            --       (68,067)            --        (68,067)
                                                                                     -----------

BALANCE SEPTEMBER 30, 1998                   3,327,633   $    33,276   $ 6,870,007   $(4,121,912)   $(1,966,250)   $   815,121
                                           ===========   ===========   ===========   ===========    ===========    ===========


See Notes to Consolidated Financial Statements (unaudited)

                           LEGAL RESEARCH CENTER, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    (Unaudited)
                                                                                 Nine Months Ended
                                                                                    September 30
                                                                         --------------------------------
                                                                              1998               1997
                                                                         --------------------------------
OPERATING ACTIVITIES
     Net loss                                                            $   (68,068)        $(1,487,173)
     Adjustments to reconcile net loss to net
        cash used by operating activities:
          Loss on disposal of The Law Office, Inc.                                               612,008
          Depreciation                                                        59,840              52,258
          Amortization and write-off of intangible assets and                 55,130             128,219
            capitalized development costs
          Gain (loss) on disposal of furniture and equipment                  (2,088)              1,517
     Change in assets and liabilities
          Trade accounts receivable and unbilled services                   (109,383)            520,966
          Other current assets                                                26,004             (23,797)
          Accounts payable                                                    20,049            (111,413)
          Accrued expenses                                                     1,869             (34,135)
          Client advances                                                     18,094              34,801
                                                                         -----------         -----------
               Net cash provided by (used in) operating activities             1,447            (306,749)
                                                                         -----------         -----------

INVESTING ACTIVITIES
     Proceeds from the sale of furniture and equipment                         3,200              (1,030)
     Capitalized development costs                                              --              (110,193)
     Convertable note                                                        200,000
     Cash received on notes receivable                                        35,000                --
                                                                         -----------         -----------
               Net cash provided by (used in) investing activities           238,200            (111,223)
                                                                         -----------         -----------

FINANCING ACTIVITIES
     Payments on noncompete agreements                                          --                (8,255)
                                                                         -----------         -----------
               Net cash used in financing activities                            --                (8,255)
                                                                         -----------         -----------
               Increase (decrease) in cash and cash equivalents              239,647            (426,227)
                                                                         -----------         -----------
Cash and cash equivalents
     Beginning of period                                                     165,924             955,600
                                                                         -----------         -----------
     End of period                                                       $   405,571         $   529,373
                                                                         ===========         ===========

LEGAL RESEARCH CENTER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (unaudited)

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

Net Gain (Loss) Per Common Share: Net gain (loss) per common share is computed on the basis of the weighted average number of common shares outstanding during the respective periods.

Major Customers: Two customers accounted for 48%, and 14% respectively, of the Company's total revenues for the quarter ended September 30, 1998. One of these customers accounted for 13.21% of the Company's total revenues for the quarter ended September 30, 1997.

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

RESULTS OF OPERATIONS

Revenues: Revenues increased by $329,398 or 92.8%, to $684,531 for the three month period ended September 30, 1998, over the same period of 1997. For the nine month period, revenues increased $110,439 or 7.5%. The increase is primarily attributable to an increase in traditional research and writing services and contract attorney revenues offset by a decrease in Multi-jurisdictional survey revenue.

Third quarter and year to date 1998 traditional revenues increased approximately 245% and 36.5% respectively from the three and nine months ended September 30, 1997. Year to date MJS survey revenues have decreased 52.9% from the nine month period in 1997.

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

Total direct operating costs increased $101,032, or 47.5%, for the three months ended September 30, 1998, from the same period in 1997. For the nine month period, direct operating costs decreased $151,455, or 17.1%.

The decrease in operating costs is primarily due to lower personnel costs, computer database charges, and photocopying expense. Personnel costs decreased due to the continued downsizing of the Company's infrastructure. Computer database and photocopying charges have decreased due to improved efficiencies of the Company's research staff.

Direct operating costs, expressed as a percentage of revenues decreased from 59.9% to 45.8% for the three months ended September 30, 1998, from the same period in 1997. For the nine month period, direct operating costs as a percentage of revenue decreased from 60.2% to 46.4%. The decreases are due to various factors explained above.

Gross Profit: Gross profit for the three months ended September 30, 1998, increased by $228,366 or 160.4% to $370,721 from gross profits of $142,355 for the comparable period for 1997. As a percentage of revenue, gross profit increased from 40.1% to 54.2% for the three months ended September 30, 1998, from the same period in 1997, primarily as a result of the managed control of direct operating costs.

For the nine months ended September 30, 1998, gross profit increased by $261,894 or 44.8% to $846,973 from the comparable 1997 period. As a percentage of revenue, gross profit increased from 39.8% to 53.6% for the nine months ended September 30, 1998, from the same period in 1997, due to the decrease in direct operating costs as explained above.

Other Operating Costs: Other operating costs include compensation of officers, sales and corporate staff, advertising and direct marketing expenditures and general corporate overhead, including depreciation. Other operating costs decreased by $108,894 or 28.9% for the three months ended September 30, 1998, from the same period in 1997. Of these other operating costs, sales and marketing expenses increased by $9,198, or 5.5% and general and administrative costs decreased by $118,092 or 55.8%. The decrease in other operating costs is due to the downsizing of the Company's infrastructure and continued cost containment. For the nine months ended September 30,

1998, other operating costs decreased $390,434 or 29.9%. The decrease in other operating costs is primarily attributed to a decrease in general and administrative costs of $427,062 or 62%, offset by an increase in marketing and sales costs of $36,628 or 5.9%. The increase in marketing and sales cost is primarily attributable to increased direct mailings and marketing in first and third quarters of 1998.

Other Income and Expense: Interest income decreased $1,362 for the three months ended September, 30, 1998, and $16,030 for the nine months ended September 30, 1998, from the comparable periods in 1997. The decrease was a result of less cash invested in interest bearing accounts. Interest expense increased $7,711 for the nine months ended September 30, 1998 from the comparable periods in 1997. The increase was a result of interest expense on convertible notes received in 1998.

Net Profit/Loss: The Company posted a net profit of $101,808 or $.04 per share for the three months ended September 30, 1998, compared to a loss of $334,007 or $.15 per share for the comparable period in 1997. For the nine month period ended September 30, 1998 the Company reports a loss of $68,068 or $.03 per share as compared to a loss of $1,821,180 or $.81 per share for the comparable period in 1997. The 96.3% decrease in the loss per share was the result of a 17.1% decrease in direct operating costs, a 29.9% decrease in general and administrative expenses through the continued downsizing of the Company's infrastructure, and discontinuation of operations of The Law Office.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to look for marketing and development opportunities and alliances to increase revenues and cash flow. At September 30, 1998, the Company had cash and cash equivalents of $405,571 and working capital of $675,004.

Cash generated in operating activities was $1,447 in the first nine months of 1998. This was primarily the result of a $46,902 net gain before depreciation and other non-cash charges, a $109,383 increase in accounts receivable and unbilled services, offset by a $20,049 increase in accounts payable. The Company expects to further increase cash in the forth quarter of 1998.

Investing activity for the first six months of 1998 was $238,200, principally as a result of two convertible notes payable, cash received on a note receivable and proceeds from the sale of equipment.

The Company used $0 in financing activities for the first nine months of 1998.

                           Part II - Other Information

Item 1.  Legal Proceedings

LAWFINDERS LITIGATION

On June 29, 1998, the Company was sued in Dallas, Texas by Lawfinders, Inc. ("Lawfinders"), a competitor of the Company, which alleged that the Company had misappropriated Lawfinders's proprietary information. Lawfinders sought injuctive relief and unspecified damages

Commencing in the summer of 1997 and ending in early 1998, the Company was engaged in discussions with Lawfinders about a possible business combination. Those discussions failed to produce an agreement between the parties.

Lawfinders commenced suit in state court and obtained a temporary restraining order restraining the Company from engaging in certain practices in connection with its appellate brief business. The Company removed the action to federal court and, on November 4, 1998, after consideration of the evidence and the parties' briefs, the federal court dissolved the temporary restraining order and found that because it is unlikely that Lawfinders would be successful on the merits of its action, denied Lawfinders a preliminary injunction.

The Company believes that it will prevail in the litigation, should it continue. The Company's also believes that its costs of defending the action, including attorneys' fees, are covered by the Company's general liability insurance carrier and the Company believes that all future costs of defending the litigation, if any, will be similarly covered.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           LEGAL RESEARCH CENTER, INC.

Dated: November 6, 1998                         By: /s/ Christopher R. Ljungkull
                                                    ----------------------------
                                                Christopher R. Ljungkull
                                                Chief Executive Officer