Form 10KSB
period 1998-12-31
LEGAL RESEARCH CENTER INC
filed 1999-03-31
CIK 945506

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1998 or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ___.

     State issuer's revenues for its most recent fiscal year. $2,403,079

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

                        $1,066,003 as of March 15, 1999

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              3,334,133 shares of Common Stock as of March 15, 1999

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


                            [Cover page 2 of 2 pages]

PART I

                         Item 1. DESCRIPTION OF BUSINESS

General

     Legal Research Center, Inc. (the "Company" or "LRC") became a publicly-owned company in August 1995. The Company provides outsourced legal and factual research, writing and support services to U.S. and Canadian attorneys in corporate and private practice. LRC utilizes a carefully selected group of attorneys to provide value-added services to its customers by (i) conducting computerized and manual legal and factual information research and analysis and
(ii) preparing written memoranda, formal court-ready legal briefs and surveys of the law. As an adjunct to its core services, the Company also provides contract attorneys to law firms and corporate law departments on a temporary or permanent basis, and non-legal research services to the general public.

Business Highlights

     The Company focused its resources and efforts entirely on its core business starting in the second half of 1997 and continuing into early 1998. This strategy resulted in significant cost savings and increased revenues in 1998. Revenues increased to $2,403,079 compared to 1997 revenues of $1,779,033.
Revenues from attorneys working for Risk Enterprise Management (REM) - which manages the claims of insurance companies such as Home Insurance - which were expected to reach only $250,000 in 1998, were $375,000 in 1998. Revenues from major corporate customers such as REM accounted for approximately 60% of total revenues in 1998.

     Gross profit increased from 40 cents for every $1 of revenue in 1997 to 52 cents for every $1 of revenue in 1998. The Company also cut overhead by $472,592 or 28%. Overhead decreased as a percentage of revenue from 94% in 1997 to 50% in 1998. These factors, combined with the growth in revenues, have had a positive impact on the Company's use of cash. In 1997 it used $790,000 of its cash, in 1998 the Company added $270,000 to cash.

Industry Overview

     It is estimated that over $100 billion is spent in the U.S. on legal services each year and that such expenditures have increased significantly over the past ten years. In advising clients on the routine legal and practical aspects of their business transactions and dealings, and in advocating positions in court on behalf of clients, attorneys in corporate and private practice rely on an analysis of applicable laws, rules, regulations and court decisions. As federal, state and local governmental authorities increasingly add to the myriad of laws and as the number of court decisions proliferate, the accurate and timely analysis of the controlling law places growing burdens on practicing private and corporate attorneys. Even with the introduction of computerized legal databases such as West Publishing Company's WESTLAW system and Mead Data Central, Inc.'s LEXIS/NEXIS system, a significant portion of the average attorney's billable time is dedicated to legal research.

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

Business Overview and Initiatives

     LRC's core activities consist of providing legal and factual research and writing services to its customers. The Company may receive assignments from corporate in-house counsel or law firms requesting the analysis of a single legal or factual issue or of complex, interrelated issues. Upon receipt of an assignment, the Company assigns the project directly to one of the Company's research attorneys who contacts the customer to obtain any additional information necessary to understand the scope of the project and the customer's needs. The researcher accesses available legal and other computer databases, such as WESTLAW, LEXIS/NEXIS and DIALOG, to locate controlling laws, rules and regulations and court decisions relevant to the customer's research request and conducts research manually, in order to obtain the information necessary to complete the customer's project.

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

     LRC regularly seeks to create new products and value-added services for its clients. Towards this end, the Company developed a product called Multi-Jurisdictional Surveys. The Company prepares written reports of the laws in various states on selected topics for corporate customers. An attractive feature of this form of product is that, once prepared, it can be resold to other customers who can use this information. The Company also adds value to the product by converting all or portions of the document into electronic form - disk, CD-ROM or Website - which is easier to review and cross reference.

     In 1998, the Company completed the development of its Corporate Alternative Dispute Resolution Enterprises (CADRE) program. An alternative dispute resolution (ADR) system is a means to reduce the amount of courtroom litigation and includes private arbitration and mediation. CADRE's mission is to provide corporations with the highest quality state of the art alternative dispute resolution training and consulting services, enabling corporate managers and legal counsel to develop, implement and institutionalize policies for reducing the risk and spiraling costs of litigation. Management believes that the trend to save legal costs which have led to outsourcing of analytical research and writing activities by corporations will also lead in-house corporate counsel increasingly to seek ADR as a more cost-effective and efficient alternative to litigation in resolving corporate legal disputes. The potential market for the services of CADRE includes industries committed to reducing their conflict costs and industries which are experiencing high conflict costs. The Company believes that CADRE will create greater exposure and awareness of the Company's core research and writing services and will create additional impetus for growth in the traditional markets served by the Company. The Company is currently seeking to market CADRE through insurers to their customers with large product liability exposure.

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

Sales and Marketing

     LRC's marketing strategy centers around providing customized, value-added solutions in response to each customer's analytical research and writing needs. Because of the Company's historical limited marketing budget, the Company relied primarily on its customers' own initiatives to provide repeat business to LRC. Since its initial public offering, the Company has been targeting opportunities to capture an increasing share of its customers' analytical research and writing activities by increasing its contacts with its existing customers through direct mail, telemarketing and direct account services.

     The Company maintains strategic marketing relationships with major law associations and other providers of legal services. LRC believes these relationships enhance the Company's visibility to practitioners and reputation for quality and enable its marketing partners to offer their members a value-added service. LRC has been the exclusive designated outsourced provider of research and writing services to the 60,000 members of the Association of Trail Lawyers of America since 1989. Since 1990, LRC has also served the members of the American Corporate Counsel Association (ACCA), the largest organization serving the nation's corporate counsel. In 1998, the Company entered into an exclusive 4-year contract with ACCA.

     In 1994, the Company entered into an agreement with West Publishing Company
- now West Group - pursuant to which West, the leading legal publisher in the U.S. and operator of the WESTLAW computer legal database, exclusively refers to the Company all requests for analytical legal and factual research and writing. The original term of the West Agreement expired in June 1998; the agreement was renewed and currently expires in June 1999.

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

     In 1996, pursuant to a three-year contract, the Company completed a large multi-jurisdictional survey for a customer, Bankers Systems, Inc., which accounted for approximately 8% and 14% of the Company's revenues in 1998 and 1997, respectively. The agreement between the Company and BSI will renew automatically in June of 1999.

     The Company has a relationship with Risk Enterprise Management (REM) under which the Company provides research services directly for the attorneys and law firms serving REM. Revenues from major corporate customers such as REM, BSI and WestGroup accounted for approximately 60% of total revenues in 1998.

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

Personnel

     As of March 12, 1999, the Company had 17 employees, including 5 full-time research attorneys, and a pool of 25 contract attorneys. This represents a reduction in staff of approximately 66% since approximately July of 1997, attributable to lower revenue levels as well as efficiencies in production of research and overhead expenses. Most of the Company's contract attorneys work part-time. No Company employees are currently represented by labor unions and the Company is not a party to any collective bargaining agreement. The Company has never been subject to any form of work stoppage or strike and has not experienced any labor difficulties. The current full-time staffing level is considered to be adequate. The Company expects that it will continue to need more contract attorneys as its business grows and expects that it will be able to secure such attorneys as needed.

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

Insurance

     The Company carries property damage, workers' compensation, and Directors and Officers liability insurance coverage in amounts management considers sufficient to protect the Company. Management does not believe that the Company is engaged in the practice of law and accordingly does not maintain any professional malpractice insurance.

                         Item 2. DESCRIPTION OF PROPERTY

     The Company's corporate headquarters and administrative offices are located in Minneapolis, Minnesota in an office building and consists of approximately 6,057 square feet leased office space. The Company leases the facility from a related party under an operating lease expiring January 2001, requiring annual rent of approximately $61,000 and a portion of the increase in tax and operating costs over their 1993 levels. The lease is on the same terms and conditions as the lease between the related party and the related party's landlord. Because most of the Company's research attorneys generally office in their homes or in public library facilities, the Company believes that the leased premises are excessive for its current operations and its foreseeable needs, and is seeking to reduce the amount of space leased at it's current location.

                            Item 3. LEGAL PROCEEDINGS

     Except as described below, the Company is not currently a party to any litigation which would likely have a materially adverse effect on the Company's results of operations or financial condition, if decided adversely to the Company.

     In June of 1998 the Company was sued by Lawfinders Associates, Inc. (LFA), a Dallas competitor, based on LFA's allegation that the Company usurped proprietary information learned in the context of preliminary business combination discussions, which did not materialize. The lawsuit was based on the Company's plan to offer customers for appellate briefs a 100% guarantee based on result. This plan was halted when LFA obtained a temporary restraining order in Texas state court temporarily ending LRC's program. LFA seeks unspecified damages and seeks to enjoin LRC from offering a results-based guarantee. On November 4, 1998, a federal court in Dallas, Texas granted LRC's request to dissolve the state court order and rejected LFA's claims that it had exclusive rights to guaranteed brief writing services. The Company expects to continue to prevail in the proceedings and expects all its costs related to the litigation to be covered by its insurer.

           Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the Company's 1998 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

        Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

     The Company's Common Stock was traded on the Nasdaq SmallCap Market (Nasdaq) from August 3, 1995 to October 30, 1997, when it was delisted from Nasdaq as a result of not meeting Nasdaq's continued listing criteria. It now trades on the Over-the-Counter Bulletin Board. As of March

15, 1999, there were approximately 56 recordholders of its Common Stock. The Company estimates that there are approximately 1,200 beneficial holders of its Common Stock.

     The following table sets forth the quarterly high and low bid prices for the periods indicated, through December 31, 1998, as reported by Nasdaq. The prices listed are inter-dealer quotations without retail mark-up, mark-down or commission and may not reflect actual transactions. The Company has not independently verified the prices listed.

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

     10/01/97 - 12/31/97                    $1/8                        $1/2

     01/01/9 - 03/31/98                     $3/16                       $1/2

     04/01/98 - 06/30/98                    $7/32                       $7/16

     07/01/98 - 09/30/98                    $7/32                       $25/64

     10/01/98 - 12/31/98                    $3/16                       $25/64


        Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

General

     The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and footnotes which appear elsewhere in this Report.

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers that statements contained herein, other than historical data, may be forward-looking and subject to risks and uncertainties including, but not limited to the continuation of revenues through the Company's strategic alliances and the successful development of other new business. The following important factors could cause the Company's actual results to differ materially from those projected in forward-looking statements made by or on behalf of the Company:

     o    Company's dependence on a major customer or customers.

     o Failure of the Company or its partners successfully to expand its market share and sell products and services.

     o Company's inability to produce and deliver its products and services at margins sufficient to cover operating costs.

     o Company's inability to continue operating due to insufficient cash or capital.

     The Company's revenues have historically been derived from conducting analytical research and writing on a non-recurring basis for its customers. In 1998, 10 customers accounted for approximately 60% of the Company's revenues. The loss of one or more of these customers without the Company generating replacement business would have a material adverse impact on its financial condition. Historically, the Company has experienced a seasonal fluctuation in revenues with the second and third quarters being the slowest quarters of the year and the last quarter being the strongest.

     The Company has expended an aggregate of $3,721,557 due to losses in 1996 and 1997. Steps taken in 1997 and 1998, including the discontinuation of The Law Office and the write-down thereof, enabled it to achieve profitability by the third Quarter of 1998.

Results of Operations

Year ended December 31, 1998 compared to the year ended December 31, 1997

     Revenues: Revenues increased by $624,046 or 35%, to $2,403,079 for 1998 compared to 1997 revenues of $1,779,033. The increase in revenues is primarily attributable to increased sales to corporate customers.

     Direct Operating Costs: Direct operating costs for compensation and other benefits include hourly contract fees for independent research attorneys and hourly compensation of staff research attorneys, document production and support personnel. Other direct operating costs include outside research fees and services, royalty fees for association referrals, computer database charges and document retrieval expenses. Total direct operating costs increased $75,155, or 7%, to $1,144,488, compared to 1997 direct operating costs of $1,069,333. This increase is directly related to the increase in revenue in 1998.

     Gross Profit: Gross profit increased $548,891, or 77%, to $1,258,591 compared to 1997 gross profit of $709,700. As a percentage of revenue, gross profit increased to 52% in 1998 compared to 40% in 1997. The increase was principally due to increased efficiency in the production of research and writing.

     Other Operating Costs: Other operating costs include compensation of officers, sales and other corporate staff, advertising and direct marketing expenditures and general corporate overhead, including depreciation and amortization. These costs decreased $472,592, or 28%, to $1,205,585 over 1997 costs of $1,678,177. Other operating costs decreased as a percentage of revenues from 94% in 1997 to 50% in 1998. The decrease in these costs by category was $281,166, or 36%, for sales and marketing; $191,426, or 21%, in general and administrative. The decrease in sales and marketing costs was due to the reduction of the sales and support staff and decreased marketing and advertising expenditures. General and administrative expenditures decreased due to the reduction of the support and management staff, decreases in management compensation and decreases in operating expenses (travel, accounting and legal support and supplies).

     Depreciation   and   Amortization:   The  Company  had   depreciation   and
amortization of $155,081 in 1998 compared to $193,736 in 1997.

     Earnings Before Interest, Taxes, Depreciation and Amortization: Earnings before interest, taxes, depreciation and amortization were $223,203, or $.10 per share for 1998, compared to a loss of $1,871,268 or $.82 in 1997.

     Net Income (Loss): The Company earned $55,240 or $.02 per share (basic and diluted) for the year ended December 31, 1998, compared to a loss from continuing operations of $940,479 or $.41 per share for the comparable period in 1997. The 106% change in the income/loss per share was the result of a 35% increase in revenue offset by a 7% increase in direct operating costs, further offset by a 28% decrease in other operating costs through the continued downsizing of the Company's infrastructure.

Year 2000

     The Company's information systems and accounting employees have examined all its internal systems, including hardware and software, and believes that year 2000 issues will not materially affect its business, results of operations or financial condition. The Company relies primarily on current versions of WordPerfect and Word which it believes are not subject to year 2000 issues. The Company's accounting and record-keeping systems - relying primarily on Microsoft ACCESS, Windows NT and Peachtree, it believes, are year 2000 compliant and, in any event, are not 2-digit date dependent. Additionally, its accounting and record keeping systems can be replicated easily and manually. Primary research sources relied upon are WESTLAW and LEXIS, which the Company believes are year 2000 compliant but which are, nevertheless, significantly redundant to each other and to easily-accessible print sources.

Liquidity and Capital Resources

     At December 31, 1998, the Company had cash and cash equivalents of $436,110 and working capital of $812,006. At the same time in 1997, the Company had cash and cash equivalents of $165,924 and working capital of $391,990.

     In 1997, the Company instituted specific cost control measures such as hiring and wage freezes and reductions, to reduce expenditures in all areas of its operation. The Company expected that by the end of 1997, expenditures would be funded almost exclusively by funds generated from operations. The Company reached that goal during the first half of 1998, and raised additional working capital in the form of convertible debt. The debt consists of two notes payable incurred in 1998 totaling $200,000 with interest payments at an annual rate of 10%, and is convertible at $1 per share.

     Net cash provided by operating activities was $28,081 in 1998 compared to $600,745 net cash used in operating activities in 1997. The Company had net income of $55,240 compared to a net loss of $2,065,004 in 1997 for the reasons discussed above.

     Investment activities provided $42,105 in 1998 through cash received on a note receivable plus proceeds from the sale of equipment. Financing activities provided $200,000 from notes payable discussed above.

     The Company does not anticipate the payment of cash dividends on its Common Stock in the foreseeable future. It is anticipated that profits received from operations will be devoted to the Company's future operations. Any decision to pay dividends will depend upon the Company's profitability at the time, cash availability and other factors.

Business Outlook

     The Company expects to continue to benefit from it's restructuring, which began in July 1, 1997, with the discontinuation of operations of The Law Office
(TLO) on June 30, 1997. Until that time, the Company was burdened with 1) continued expenses for the funding of TLO, with inadequate revenue from TLO, 2) low gross margins in the core research business and 3) increased overhead from an infrastructure developed to support revenues of $3 - 5 million.

     Starting July 1, 1997, the Company sought to improve gross margins by restructuring research procedures and compensation, raising and restructuring pricing, and utilizing the technology developed with its new infrastructure to reduce its production department. The Company reduced overhead by reducing management compensation by 10% - 30%, restructuring sales compensation, reducing non-research staff by attrition and layoffs by two-thirds, and reducing or eliminating all other fixed expenses. The Company hopes to maintain annual gross margins of 50% or better and hopes overhead will continue to be static or grow at a rate significantly lower than revenue.

     The Company continues to focus its marketing/sales efforts on direct marketing of its traditionally-strong products and services. The Company believes the market for the outsourced legal research and writing services it provides to be growing and that it can continue to increase revenues for the foreseeable future.

                          Item 7. FINANCIAL STATEMENTS

     The information required by this item is incorporated herein by reference to pages F-1 through F-13, which follow this page.

       Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE

     Effective as of December 17, 1997, the Company's principal accounting firm, McGladrey & Pullen, LLP resigned. McGladrey & Pullen's reports on the financial statements of the Company for 1996 and 1995 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. There have been no disagreements between the Company (including the audit committee of the Board of Directors) and McGladrey & Pullen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. Effective as of February 13, 1998, the Company hired Lurie Besikof, Lapidus & Co., LLP, which firm audited the Company's 1997 and 1998 financial statements.

                                    CONTENTS

--------------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT                                                F-1
--------------------------------------------------------------------------------

FINANCIAL STATEMENTS

  Consolidated Balance Sheets                                               F-2

  Consolidated Statements of Operations                                     F-3

  Consolidated Statements of Stockholders' Equity                           F-4

  Consolidated Statements of Cash Flows                                     F-5

  Notes to Consolidated Financial Statements                         F-6 - F-13
--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT



The Board of Directors and Stockholders
Legal Research Center, Inc.
Minneapolis, Minnesota


We have audited the accompanying consolidated balance sheet of LEGAL RESEARCH CENTER, INC. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LEGAL RESEARCH
CENTER, INC. as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                        LURIE, BESIKOF, LAPIDUS & CO., LLP
Minneapolis, Minnesota
February 18, 1999





                                       F1

                           LEGAL RESEARCH CENTER, INC.

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997


          ASSETS                                                         1998           1997
                                                                     -----------    -----------
CURRENT ASSETS
    Cash and cash equivalents                                        $   436,110    $   165,924
    Accounts receivable                                                  457,723        277,144
    Notes receivable                                                      30,909         60,000
    Other                                                                 33,121         43,399
                                                                     -----------    -----------
       TOTAL CURRENT ASSETS                                              957,863        546,467
                                                                     -----------    -----------

FURNITURE AND EQUIPMENT                                                  342,067        362,247
    Less accumulated depreciation                                        298,340        245,632
                                                                     -----------    -----------
                                                                          43,727        116,615
                                                                     -----------    -----------

OTHER ASSETS
    Notes receivable, net of current amount                               50,050         60,959
    Intangible assets                                                    232,645        313,624
                                                                     -----------    -----------
                                                                         282,695        374,583
                                                                     -----------    -----------
                                                                     $ 1,284,285    $ 1,037,665
                                                                     ===========    ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                 $    44,235    $    57,411
    Accrued expenses:
       Compensation                                                       80,990         48,899
       Other                                                               3,155         21,394
    Client advances                                                       17,477         26,773
                                                                     -----------    -----------
       TOTAL CURRENT LIABILITIES                                         145,857        154,477
                                                                     -----------    -----------

NOTES PAYABLE                                                            200,000             --
                                                                     -----------    -----------

STOCKHOLDERS' EQUITY
    Common stock, $0.01 par value (authorized - 20,000,000 shares;
       issued - 3,327,633)                                                33,276         33,276
    Additional paid-in capital                                         6,870,007      6,870,007
    Accumulated deficit                                               (3,998,605)    (4,053,845)
    Notes receivable from officers and directors                      (1,966,250)    (1,966,250)
                                                                     -----------    -----------
                                                                         938,428        883,188
                                                                     -----------    -----------
                                                                     $ 1,284,285    $ 1,037,665
                                                                     ===========    ===========


See notes to consolidated financial statements.





                                       F2

                           LEGAL RESEARCH CENTER, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended December 31, 1998 and 1997



                                                         1998           1997
                                                     -----------    -----------

REVENUES                                             $ 2,403,079    $ 1,779,033
                                                     -----------    -----------

DIRECT OPERATING COSTS
    Compensation and benefits                            817,111        767,712
    Other                                                327,377        301,621
                                                     -----------    -----------
                                                       1,144,488      1,069,333
                                                     -----------    -----------

GROSS PROFIT                                           1,258,591        709,700
                                                     -----------    -----------

OTHER OPERATING COSTS
    Sales and marketing                                  493,324        774,490
    General and administrative                           712,261        903,687
                                                     -----------    -----------
                                                       1,205,585      1,678,177
                                                     -----------    -----------

INCOME (LOSS) FROM OPERATIONS                             53,006       (968,477)
                                                     -----------    -----------

OTHER INCOME (EXPENSE)
    Interest income                                       15,116         27,998
    Interest expense                                     (12,882)            --
                                                     -----------    -----------
                                                           2,234         27,998
                                                     -----------    -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                  55,240       (940,479)
                                                     -----------    -----------

DISCONTINUED OPERATIONS (Note 2)
    Loss from operations                                      --       (407,517)
    Loss on the disposal of subsidiaries                      --       (717,008)
                                                     -----------    -----------
                                                              --     (1,124,525)
                                                     -----------    -----------

NET INCOME (LOSS)                                    $    55,240    ($2,065,004)
                                                     ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE
    Continuing operations - basic and diluted        $      0.02    ($     0.41)
    Discontinued operations - basic and diluted               --          (0.50)
                                                     -----------    -----------
                                                     $      0.02    ($     0.91)
                                                     ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
    Basic                                              2,287,633      2,272,633
    Diluted                                            2,292,568      2,272,633




See notes to consolidated financial statements.





                                       F3

                           LEGAL RESEARCH CENTER, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years Ended December 31, 1998 and 1997



                                                       Common Stock         Additional
                                                -------------------------     Paid-in    Accumulated      Notes
                                                   Shares        Amount       Capital       Deficit      Receivable        Total
                                                -----------   -----------   -----------  ------------    -----------    -----------
BALANCE, DECEMBER 31, 1996                        3,297,633   $    32,976   $ 6,765,307   ($1,988,841)   ($1,966,250)   $ 2,843,192

    Expiration of repurchase option
       on common stock                               30,000           300       104,700            --             --        105,000

    Net loss                                             --            --            --    (2,065,004)            --     (2,065,004)
                                                -----------   -----------   -----------   -----------    -----------    -----------


BALANCE, DECEMBER 31, 1997                        3,327,633        33,276     6,870,007    (4,053,845)    (1,966,250)       883,188

    Net income                                           --            --            --        55,240             --         55,240
                                                -----------   -----------   -----------   -----------    -----------    -----------


BALANCE, DECEMBER 31, 1998                        3,327,633   $    33,276   $ 6,870,007   ($3,998,605)   ($1,966,250)   $   938,428
                                                ===========   ===========   ===========   ===========    ===========    ===========



See notes to consolidated financial statements.




                                       F4

                           LEGAL RESEARCH CENTER, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 1998 and 1997

                                                                              1998           1997
                                                                          -----------    -----------
OPERATING ACTIVITIES
    Net income (loss)                                                     $    55,240    ($2,065,004)
    Adjustments to reconcile net income (loss) to net cash
     provided (used) by operating activities:
       Loss on disposal of subsidiaries                                            --        717,008
       Depreciation                                                            71,777         83,279
       Amortization of intangible assets and capitalized
          development costs                                                    83,304        110,457
       Gain on sale of furniture and equipment                                 (3,319)            --
       Accounts receivable                                                   (180,579)       646,374
       Other current assets                                                    10,278        169,711
       Accounts payable                                                       (13,176)      (124,621)
       Accrued expenses                                                        13,852       (128,765)
       Client advances                                                         (9,296)        (9,184)
                                                                          -----------    -----------
          Net cash provided (used) by operating activities                     28,081       (600,745)
                                                                          -----------    -----------

INVESTING ACTIVITIES
    Cash received on notes receivable                                          40,000         50,000
    Capitalized development costs                                              (2,325)      (224,398)
    Proceeds from sale of property and equipment                                4,430             --
    Purchases of furniture and equipment                                           --         (6,278)
                                                                          -----------    -----------
          Net cash provided (used) by investing activities                     42,105       (180,676)
                                                                          -----------    -----------

FINANCING ACTIVITIES
    Proceeds from notes payable                                               200,000             --
    Payments on noncompete agreements                                              --         (8,255)
                                                                          -----------    -----------
          Net cash provided (used) by financing activities                    200,000         (8,255)
                                                                          -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              270,186       (789,676)

CASH AND CASH EQUIVALENTS
    Beginning of year                                                         165,924        955,600
                                                                          -----------    -----------
    End of year                                                           $   436,110    $   165,924
                                                                          ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for interest                                                $    12,882    $        --

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
    Conversion of accounts receivable from American Research
       Corporation to a note receivable, net of allowance of $8,414 and
       reclassification of allowance for doubtful accounts of $46,721              --        129,145
    Sale of investment in American Research Corporation
       for a note receivable, net of allowance of $58,336                          --         41,764

See notes to consolidated financial statements.





                                       F5

                           LEGAL RESEARCH CENTER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Description of the Business and Summary of Significant Accounting Policies-

     The Business

     Legal Research Center, Inc. (the Company) provides outsourced legal and factual research, and writing and support services to U.S. and Canadian attorneys in corporate and private practice. The Company grants credit to customers on terms established for each customer. Additionally, the Company developed the Corporate Alternative Dispute Resolution Enterprises (CADRE) program, a training course focusing on the concepts and skills necessary to implement and utilize an alternative dispute resolution system on a corporate wide basis.

     During 1997, the Company discontinued the operations of the subsidiaries The Law Office, Inc. (TLO) and The CyberLaw Office, Inc. (CLO), which were acquired during 1996 and 1995 (Note 2).

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

     Fair Value of Financial Instruments

     The carrying amounts of financial instruments consisting of cash and cash equivalents, receivables, accounts payable, and notes payable approximate their fair values.

     Revenue Recognition

     Revenue is recognized as the services are performed. Unbilled services relate to revenue recognized for services performed, but not billed.

     Cash and Cash Equivalents

     All investments purchased with a maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents include money market accounts of approximately $430,700 and $152,300 at December 31, 1998 and 1997, respectively. These investments are not insured by the Federal Deposit Insurance Corporation.

     (continued)





                                       F6

                           LEGAL RESEARCH CENTER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. Description of the Business and Summary of Significant Accounting Policies- (continued)

     Furniture and Equipment

     Furniture and equipment are recorded at cost. Depreciation is computed using the straight-line method over three to five years.

     Intangible Assets

     The Company capitalized certain product costs incurred for the development of the Corporate Alternative Dispute Resolution Enterprises (CADRE)
     training program. Capitalized costs include direct labor, fees, and expenses of contractors who assisted in the development of the product. The Company completed the development of CADRE during the first quarter of 1998 and began amortizing the capitalized costs over three years on the straight-line method. Accumulated amortization was $83,304 and $-0- at December 31, 1998 and 1997, respectively.

     Advertising and Promotions

     Costs associated with advertising and promoting products are expensed in the year incurred. Advertising and promotion expenses were approximately $203,800 and $281,000 in 1998 and 1997, respectively.

     Net Income (Loss) Per Common Share

     Basic net income (loss) per share is computed based on the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed based on the weighted average number of common shares outstanding plus stock options and the shares subject to subscription if the inclusion of such items is dilutive.

     Accounting for Stock-Based Compensation

     The Company accounts for employee stock options under the method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and provides the pro forma disclosures required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.






                                       F7

                           LEGAL RESEARCH CENTER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Discontinued  Operations of The Law Office,  Inc. and The CyberLaw  Office,
     Inc. -

     During 1996 and 1995, the Company acquired The Law Office, Inc. (TLO) and The CyberLaw Office, Inc. (CLO) to develop on-line legal services. TLO and CLO revenues were not sufficient to cover cash operating expenses and development costs, and in 1997, the Company was informed that a significant agreement with Microsoft Online Services Partnership would not be renewed. The Company suspended the funding of TLO and CLO as a result of the above and the uncertainty of obtaining adequate funds to finance the TLO and CLO operations and development. The Company recorded a $717,008 loss on the disposal of TLO and CLO in 1997. The loss on disposition consists of a noncash charge for intangible assets totaling $623,200, a noncash valuation charge for computer and related equipment of approximately $20,000, and a provision for operating expenses during the phase-out period of approximately $73,800.

3.   Accounts Receivable -

     Accounts receivable consist of the following:

                                                         1998           1997
                                                       --------       --------
          Trade                                        $458,430       $415,083
          Unbilled services                              56,493         15,261
                                                       --------       --------
                                                        514,923        430,344
          Less allowance for doubtful accounts           57,200        153,200
                                                       --------       --------
                                                       $457,723       $277,144
                                                       ========       ========

4.   Notes Receivable -

     Notes receivable, including past due interest, consist of the following:

                                                    Annual
                                                   Interest    1998       1997
                                                   --------  --------   --------
Unsecured promissory note, monthly payments
of $5,000 and a final balloon payment due
July 1999 (restructuring note)                       10%     $ 94,280   $134,280

Unsecured promissory note, due in quarterly
installments of $25,025 beginning July 1999
(repurchase note)                                    10%      100,100    100,100

Interest receivable - past due                                 37,612     14,380
                                                             --------   --------
                                                              231,992    248,760
Less allowance for doubtful accounts                          151,033    127,801
                                                             --------   --------
                                                               80,959    120,959
Less current amount                                            30,909     60,000
                                                             --------   --------
                                                             $ 50,050   $ 60,959
                                                             ========   ========

     (continued)





                                       F8

                           LEGAL RESEARCH CENTER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.   Notes Receivable - (continued)

     The notes are due from American Research Corporation (ARC), an entity in which the Company held a 5% investment from September 1995 to June 1997. The restructuring note arose from the conversion of amounts owed the Company totaling $184,280, including accrued interest. The repurchase note was received in conjunction with ARC reacquiring all of its shares owned by the Company for $100,100. Due to ARC's uncertain financial condition, the Company reserved a portion of the notes and accrued interest as potentially uncollectible.

5.   Notes Payable -

     The two notes require quarterly interest payments at an annual rate of 10%. The notes may be converted into common stock at the option of the holder at $1 per share any time prior to maturity in 2000.


6.   Common Stock -

     Common Stock Subject to Repurchase Obligation

     In September 1996, the Company issued 40,000 shares of common stock on behalf of TLO to settle a $140,000 note payable. The note was issued to a former shareholder of TLO as a prerequisite to the acquisition of TLO by the Company. Under the terms of the agreement by which the shares were issued, the shareholder could require the Company to repurchase 10,000 shares at $3.50 a share upon written notice to the Company, on or before December 31, 1997. In October 1996, the shareholder exercised this option. In addition, the shareholder could have required the Company to repurchase a portion or all of the remaining shares at $3.50 a share if TLO obtained debt or equity financing in excess of $500,000. However, due to the discontinued status of TLO and the shareholder's disposal of these shares, the repurchase option was treated as expired in 1997.

     Notes Receivable From Officers and Directors

     In September 1996, the Company sold an aggregate of 1,040,000 shares of common stock to three officers and/or directors at the closing price for the Company's common stock on September 4, 1996, or $1.89 a share. The purchases were made through nonrecourse notes with the shares pledged as collateral. The notes bear interest at 8.5% and cannot be prepaid anytime before September 2003, except in connection with a merger, acquisition, or sale of substantially all of the Company's assets. The shares are restricted and cannot be sold or otherwise transferred without repaying the notes. The Company's policy is to not record interest income on the notes until the cash is received in September 2003.

     Common stock issued to officers and directors (Officer Shares) in exchange for notes receivable as described above are not deemed to be shares outstanding under generally accepted accounting principles. Rather, such shares are treated as stock options and therefore potentially dilutive for purposes of calculating weighted average common shares outstanding and earnings per share.




                                       F9

                           LEGAL RESEARCH CENTER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.   Income Taxes -

     Deferred taxes consist of the following:


                                             1998                                         1997
                          -----------------------------------------    -----------------------------------------
                             Total         Federal         State          Total         Federal         State
                          -----------    -----------    -----------    -----------    -----------    -----------
Deferred tax assets:
  Allowance for doubt-
    ful accounts          $    81,000    $    70,000    $    11,000    $   109,000    $    94,000    $    15,000
  Intangible, other
    assets and accrued
    expenses              $    71,000    $    61,000    $    10,000    $    78,000    $    67,000    $    11,000
  Furniture and
    equipment             $    14,000    $    12,000    $     2,000             --             --
  Net operating loss
    carryforward          $ 1,219,000    $ 1,036,000    $   183,000    $ 1,215,000    $ 1,033,000    $   182,000
                          -----------    -----------    -----------    -----------    -----------    -----------
                          $ 1,385,000    $ 1,179,000    $   206,000    $ 1,402,000    $ 1,194,000    $   208,000
Valuation allowance       ($1,385,000)   ($1,179,000)   ($  206,000)   ($1,397,000)   ($1,190,000)   ($  207,000)
Deferred tax liability-
  furniture and
  equipment                        --             --             --    ($    5,000)   ($    4,000)   ($    1,000)
                          ===========    ===========    ===========    ===========    ===========    ===========
                          $        --    $        --    $        --    $        --    $        --    $        --
                          ===========    ===========    ===========    ===========    ===========    ===========

     The Company recorded a valuation allowance due to the uncertainty associated with the realization of the net deferred tax assets. The change in the valuation allowance was a decrease of $12,000 and an increase of $662,000 in 1998 and 1997, respectively.

     At December 31, 1998, the Company has a federal net operating loss carryforward totaling $3,049,000 (state - $1,870,000) expiring $9,000, $1,196,000, $1,194,000, and $650,000 in 2018, 2012, 2011, and 2010,
     respectively. The net operating loss carryforward includes $350,000 subject to certain annual limitations.

8.   Stock Option Plans -

     The Company reserved 700,000 shares of common stock for issuance under the 1995 fixed stock option plan. Options may not be granted at an exercise price less than the fair market value of the common stock of the Company on the date of grant. The options granted may qualify as incentive stock options, vest annually, and are exercisable over periods ranging from three to ten years.

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

     (continued)





                                      F10

                           LEGAL RESEARCH CENTER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   Stock Option Plans - (continued)

     The Company also has a 1997 fixed stock option plan and reserved 700,000 shares of common stock for issuance under that plan. Options may not be granted at an exercise price less than the fair market value of the common stock on the date of grant. The options may qualify as incentive stock options, vest annually, and are exercisable over periods ranging from three to ten years.

     Nonemployee directors are compensated with annual stock option grants (Director Options) of 5,000 shares, exercisable at fair market value on the date of grant, and expire ten years after issuance.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998 and 1997, respectively; no dividend yield during the expected life of outstanding options; expected volatility of 167% and 178%; risk free interest rates of 5.5% and 6.5%, and expected lives of 2.5 and 3.8 years.

     A summary of the status of the fixed stock options under these plans, including the stock issued to officers and directors which are treated as stock options, is as follows:

                                                    1998                              1997
                                        -----------------------------    -------------------------------
                                                     Weighted-Average                   Weighted-Average
                                         Options      Exercise Price       Options       Exercise Price
                                        ---------    ----------------    ----------     ----------------
     Outstanding at
        beginning of year               1,653,404          $2.81          1,530,804          $2.96
     Granted                              193,200            .25            126,600           1.15
     Forfeited                            (53,133)          1.74             (4,000)          2.23
                                        ---------                         ---------
     Outstanding at
        end of year                     1,793,471          $2.60          1,653,404          $2.81
                                        =========                         =========
     Weighted-average fair
        value of options granted
        during the year                                    $ .21                             $1.04
                                                           =====                             =====

       The following table summarizes information about fixed stock options outstanding as of December 31, 1998:


                              Options Outstanding
                         ---------------------------------
                                                  Weighted-          Weighted-
       Range of                                    Average             Average
       Exercise                                  Remaining            Exercise
        Prices              Options       Contractual Life               Price
     -------------          -------       ----------------           ---------
      $.13 - $.25            154,400              3.6                 $  .24
      $.29 - $.75             19,700              2.5                    .33
     $1.13 - $1.88            95,871              3.9                   1.15
     $2.00 - $2.63            79,300              1.9                   2.11
     $2.70 - $2.97           374,200              1.2                   2.96
     $3.02 - $3.50         1,070,000              4.7                   3.02
                          ----------
      $.13 - $3.50         1,793,471              3.7                   2.60
                          ==========

     (continued)





                                      F11

                           LEGAL RESEARCH CENTER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8.   Stock Option Plans - (continued)

     All of the above options are exercisable.

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

     The Company applies APB Opinion 25 and related interpretations in accounting for stock option plans. Accordingly, no compensation cost was recognized for the fixed options plans or performance-based stock option plans in 1998 or 1997. Had compensation cost for the two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS No. 123, the pro forma net income (loss) and net income (loss) per share would be as follows:

                                                      1998             1997
                                                 -------------    -------------
     Net income (loss):
        As reported                              $      55,240    ($  2,065,004)
        Pro forma                                      (69,421)      (2,356,452)
     Net income (loss) per share:
        As reported - basic and diluted          $        0.02    ($       0.91)
        Pro forma - basic and diluted                    (0.03)           (1.04)

     The pro forma effects of applying SFAS No. 123 are not indicative of future amounts since, among other reasons, the pro forma requirements of the Statement were applied only to options granted after December 31, 1994.


9.   Royalty Agreements -

     The Company has agreements with certain associations which require payment of royalties for projects. Royalty rates and terms vary depending upon the agreement. Royalty expense for 1998 and 1997 was approximately $9,500 and $19,000, respectively.






                                      F12

                           LEGAL RESEARCH CENTER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10.  Major Customers -

     The Company had the following transactions with significant customers:

                              Percent                 Accounts Receivable
                              of Revenues             at December 31,
                              -------------           -------------------
          Company              1998         1997         1998          1997
          -------             ------       ------     -----------    ---------

             A                  30%          --         $ 60,500     $     --
             B                  16%          --          115,500           --
             C                  --           14%              --       47,000

11.  Related Party Transactions -

     Lease

     The Company utilizes an office facility leased by a related party under an operating lease requiring monthly rent of approximately $6,300 through January 2001. The Company complies with the same terms and conditions as the lease between the related party and the related party's landlord. Rent expense, including operating expenses, was approximately $61,300 and $64,700 for 1998 and 1997, respectively.

     Officer Employment Agreements

     The Company has employment agreements with two officers through July 1, 1999. The agreements, as amended, require annual base salaries of $96,000 for each officer, plus goal-oriented incentives, which may be adjusted by the Board of Directors. There was no incentive compensation expense under the officer employment agreements in 1998 or 1997.






                                      F13

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

                    Item 13. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of the report:

1. Financial Statements. Audited financial statements as of December 31, 1998 and 1997 and for the years then ended are filed as part of this Form 10-KSB. See Index to Financial Statements on Page F-1.

2. Exhibits. The following exhibits are being filed as part of this Form 10-KSB:

     Exhibit No.             Title                                                     Method of Filing
     -----------             -----                                                     ----------------
     3.1               Restated Articles of Incorporation                                       1

     3.2               Restated Bylaws                                                          1

     4                 Form of Common Stock Certificate                                         1

     10.1              1995 Stock Option Plan                                                   1

     10.2              Existing Officer's Stock Option Plan                                     1

     10.3              Employment  Agreement  dated July 1, 1995 between the Company
                       and Christopher R. Ljungkull                                             1

     10.4              Employment  Agreement  dated July 1, 1995 between the Company
                       and James R. Seidl                                                       1

     10.5              1997 Stock Option Plan                                                   5

     10.11             First Amendment to Net Office Lease Agreement dated June 1996
                                                                                                2

     10.14             Employment   Agreement   dated  July  25,  1996  between  The
                       CyberLaw Office, Inc. and Arun K. Dube                                   5

     10.15             Sale of Common Stock to Officers  and  Directors on September
                       3, 1996                                                                  4

     11                Subsidiaries of Legal Research Center, Inc.                              5

     27                1998 Fiscal Year End Financial Data Schedule                      Filed Herewith

     99.1              News Release  regarding  the agreement  with Risk  Enterprise            6
                       Management

     99.2              News Release regarding the agreement with WIRE                           6


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

3. Incorporated by reference to Exhibits 2.1 and 2.2 to the Company's Form 8-K dated May 13, 1996.

4. Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 to the Company's Form 8-K dated September 5, 1996.

5. Incorporated by reference to Exhibits 10.14 and 11 to the Company's Form 10-KSB (as amended) dated March 27, 1997.

6. Incorporated by reference to Exhibits 10.17 and 10.18 to the Company's Form 10-KSB (as amended) dated March 27, 1998.

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

     Name and Title                     Signature                    Date
     --------------                     ---------                    ----

Arun K. Dube
Chairman of the Board                /s/ Arun K. Dube           March 26 , 1999
                                     ------------------

Christopher R. Ljungkull
Chief Executive Officer
(Principal Executive Officer) and
Director                             /s/ C.R. Ljungkull          March 26, 1999
                                     ------------------

James R. Seidl
President and Director               /s/ James R. Seidl          March 26, 1999
                                     ------------------


Bruce J. Aho                         /s/ Bruce J. Aho            March 26, 1999
                                     ------------------