Form 10KSB/A
period 1998-12-31
LEGAL RESEARCH CENTER INC
filed 1999-04-19
CIK 945506

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                 Amendment No. 1 to Annual Report on Form 10-KSB
                   for the fiscal year ended December 31, 1998

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

                            [Cover page 2 of 2 pages]

                                EXPLANATORY NOTE

     This Report on Form 10-KSB/A amends and restates in their entirety the following items of the Annual Report on Form 10-KSB of Legal Research Center, Inc. (the "Company") for the fiscal year ended December 31, 1998 (the "1998 Form 10-KSB").

     The aggregate market value of voting stock held by non-affiliates, contained on the cover page of the 1998 Form 10-KSB, has been amended to change the date from March 15, 1998 to March 15, 1999. The information contained in
Item 6 of the 1998 Form 10-KSB has been amended and restated to include Results of Operations for the "Year ended December 31, 1997 compared to the year ended December 31, 1996", which was inadvertently omitted from the 1998 Form 10-KSB.

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

     Net Income (Loss): The Company earned $55,240 or $.02 per share (basic and diluted) for the year ended December 31, 1998, compared to a loss from continuing operations of $940,479 or $.41 per share for the comparable period in 1997. The 105% change in the income/loss per share was the result of a 35% increase in revenue offset by a 7% increase in direct operating costs, further offset by a 28% decrease in other operating costs through the continued downsizing of the Company's infrastructure.

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

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     LEGAL RESEARCH CENTER, INC.


Dated April 15, 1999                 By:      /s/ Christopher R. Ljungkull
                                           -------------------------------
                                            Christopher R. Ljungkull, CEO