Form 10-Q
period 1999-03-31
LEGAL RESEARCH CENTER INC
filed 1999-05-13
CIK 945506

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999 or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              3,334,133 shares of Common Stock as of March 31, 1999

                                      INDEX

PART I.  FINANCIAL INFORMATION                                             Page

Item 1.  Financial Statements:

         Consolidated Balance Sheets
           March 31, 1999 and December 31, 1998 .............................2
         Consolidated Statements of Operations
            Three Months Ended March 31, 1999 and 1998.......................3
         Consolidated Statements of Stockholders' Equity ....................4
         Consolidated Statements of Cash Flows
            Three Months Ended March 31, 1999 and 1998.......................5
         Notes to Consolidated Financial Statements .........................6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations .......................................6


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................8

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                           LEGAL RESEARCH CENTER, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                              (Unaudited)
                                                                               March 31,       December 31,
ASSETS                                                                           1999              1998
==========================================================================================================
CURRENT ASSETS
      Cash and cash equivalents                                              $   559,579       $   436,110
      Accounts receivable                                                        444,359           457,723
      Note receivable                                                             30,909            30,909
      Other                                                                       62,267            33,121
                                                                             -----------       -----------
                 TOTAL CURRENT ASSETS                                          1,097,114           957,863
                                                                             -----------       -----------

FURNITURE AND EQUIPMENT                                                          342,067           342,067
      Less accumulated depreciation                                             (308,733)         (298,340)
                                                                             -----------       -----------
                                                                                  33,334            43,727
                                                                             -----------       -----------

OTHER ASSETS
      Notes receivable, net of $153,974 allowance for doubtful accounts           50,050            50,050
      Intangible assets                                                          206,795           232,645
                                                                             -----------       -----------
                                                                                 256,845           282,695
                                                                             -----------       -----------
                                                                             $ 1,387,293       $ 1,284,285
                                                                             ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
==========================================================================================================
CURRENT LIABILITIES
      Accounts payable                                                       $    46,414       $    44,235
      Accrued expenses:
        Compensation                                                              80,627            80,990
        Other                                                                      5,681             3,155
      Client Advances                                                             35,408            17,477

                                                                             -----------       -----------
                 TOTAL CURRENT LIABILITIES                                       168,130           145,857
                                                                             -----------       -----------

NOTES PAYABLE                                                                $   200,000       $   200,000

STOCKHOLDERS' EQUITY
      Common stock, $0.01 par value; (authorized 20,000,000 shares;
            issued - 3,334,133 and 3,327,633 shares respectively)                 33,341            33,276
      Additional paid-in capital                                               6,871,654         6,870,007
      Accumulated deficit                                                     (3,919,582)       (3,998,605)
      Notes receivable from officers and directors                            (1,966,250)       (1,966,250)
                                                                             -----------       -----------
                                                                               1,019,163           938,428
                                                                             -----------       -----------
                                                                             $ 1,387,293       $ 1,284,285
                                                                             ===========       ===========

See Notes to Consolidated Financial Statements (unaudited)

                           LEGAL RESEARCH CENTER, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          (Unaudited)
                                                          Three Months
                                                         Ended March 31,
                                                  -----------------------------
                                                      1999              1998
                                                  -----------------------------

REVENUES                                          $   819,671       $   446,409
                                                  -----------       -----------
DIRECT OPERATING COSTS
      Compensation and benefits                       307,695           154,599
      Other                                            85,276            61,284
                                                  -----------       -----------
              Total direct operating costs            392,971           215,883
                                                  -----------       -----------

GROSS PROFIT                                          426,700           230,526
                                                  -----------       -----------

OTHER OPERATING COSTS
      Sales and marketing                             182,055           272,354
      General and administrative                      166,770            64,527
                                                  -----------       -----------
              Total other operating costs             348,825           336,881
                                                  -----------       -----------

INCOME (LOSS) FROM OPERATIONS                          77,875          (106,355)
                                                  -----------       -----------

OTHER INCOME (EXPENSE)
      Interest Income                                   6,080             2,004
      Interest Expense                                 (4,932)             (127)

NET INCOME (LOSS)                                 $    79,024       $  (104,478)
                                                  ===========       ===========


                                                  ===========       ===========
NET INCOME (LOSS) PER COMMON SHARE                $      0.03       $     (0.05)
                                                  ===========       ===========


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          2,279,133         2,272,633
                                                  -----------       -----------


See Notes to Consolidated Financial Statements (unaudited)

                           LEGAL RESEARCH CENTER, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                             Common Stock              Additional
                                      ---------------------------       Paid-in       Accumulated        Notes
                                         Shares          Amount         Capital         Deficit        Receivable          Total
                                      -----------     -----------     -----------     -----------      -----------      -----------
BALANCE, DECEMBER 31, 1996              3,297,633          32,976       6,765,307      (1,988,841)      (1,966,250)       2,843,192

  Expiration on repurchase option
      on common stock                      30,000             300         104,700                                           105,000

  Net Loss                                     --              --              --      (2,065,004)              --       (2,065,004)
                                      -----------     -----------     -----------     -----------      -----------      -----------
BALANCE, DECEMBER 31, 1997              3,327,633          33,276       6,870,007      (4,053,845)      (1,966,250)         883,188

  Net Income                                   --              --              --          55,240               --           55,240

BALANCE, DECEMBER 31, 1998            $ 3,327,633     $    33,276     $ 6,870,007     $(3,998,605)     $(1,966,250)     $   938,428
                                      -----------     -----------     -----------     -----------      -----------      -----------

  Net Income                                                                          $    79,024                       $    79,024
  Exercised Stock Options             $     6,500     $        65     $     1,647                                       $     1,712

BALANCE , MARCH 31, 1999              $ 3,334,133     $    33,341     $ 6,871,654     $(3,919,582)     $(1,966,250)     $ 1,019,163
                                      =============================================================================================

See Notes to Consolidated Financial Statements (unaudited)

                           LEGAL RESEARCH CENTER, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               (Unaudited)
                                                                           Three Months Ended
                                                                                March 31
                                                                       -------------------------
                                                                           1999           1998
                                                                       -------------------------
OPERATING ACTIVITIES
     Net profit (loss)                                                 $  79,024       $(104,478)
     Adjustments to reconcile net profit (loss) to net
         cash used by operating activities:
            Depreciation                                                  10,393          23,027
            Amortization and write-off of intangible assets and           25,850           3,431
              capitalized development costs
            (Gain) loss on disposal of furniture and equipment                               (50)
            Change in assets and liabilities
              Trade accounts receivable and unbilled services             13,364         (82,819)
              Other current assets                                       (29,146)        (25,001)
              Accounts payable                                             2,179          97,362
              Accrued expenses                                             2,162          11,070
              Client advances                                             17,931          15,770
                                                                       ---------       ---------

                 Net cash provided (used) in operating activities        121,757         (61,688)
                                                                       ---------       ---------

INVESTING ACTIVITIES
     Proceeds from the sale of furniture and equipment                                        50
     Capitalized development costs
     Cash received on notes receivable                                                    15,000
                                                                       ---------       ---------
                 Net cash provided (used) by investing activities                         15,050
                                                                       ---------       ---------

FINANCING ACTIVITIES
     Common Stock                                                             65
     Proceeds from exercise of stock options                               1,647
                                                                       ---------       ---------
                                                                       ---------       ---------
                 Increase (Decrease) in cash and cash equivalents        123,469         (46,638)
                                                                       ---------       ---------

Cash and cash equivalents
     Beginning of period                                                 436,110         165,924
                                                                       ---------       ---------

     End of period                                                     $ 559,579       $ 119,286
                                                                       =========       =========

LEGAL RESEARCH CENTER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (unaudited)

Basis Of Presentation: The interim financial statements are unaudited, but in the opinion of management reflect all adjustments necessary for a fair presentation of results of such periods. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full fiscal year. These financial statements should be read in conjunction with the audited financial statements and notes thereto, for the year ended December 31, 1998.

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

Major Customers: Two customers accounted for 49%, and 15.7% respectively, of the Company's total revenues for the quarter ended March 31, 1999. One of these customers accounted for 30.7% of the Company's total revenues for the quarter ended March 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and footnotes which appear elsewhere in this Report and the Company's annual report for 1998 on Form 10-KSB.

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers that statements contained herein, other than historical data, may be forward-looking and subject to risk and uncertainties including, but not limited to the continuation of revenues through the Company's strategic alliances and the successful development of other new business. The following important factors could cause the Company's actual results to differ materially from those projected in forward-looking statements made by or on behalf of, the Company:

     o Failure of the Company or its partners to successfully expand its market share and sell products and services.
     o Company's inability to produce and deliver its products and services at margins sufficient to cover operating costs.
     o Company's inability to continue operating due to insufficient cash or capital and continued losses.
     o    Company's dependence on a major customer or customers.
     o Effectiveness of restructuring and cost cutting measures implemented in 1997 and 1998 by the Company to increase its gross margin and decrease sales and general and administrative expenses.

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

RESULTS OF OPERATIONS

Revenues: Revenues increased by $373,262 or 83.6%, to $819,671 for the three month period ended March 31, 1999, over the same period of 1998. The increase is primarily attributable to an increase in traditional research and writing services and document retrieval revenues offset by a decrease in multi-jurisdictional survey revenue.

Direct Operating Costs: Direct operating costs for compensation and other benefits include hourly contract fees for independent research attorneys as well as salaries and hourly compensation of staff research attorneys, document production and support personnel. Other direct operating costs include outside research fees and services, royalty fees for association referrals, computer database charges, project data conversion fees, photocopying, and document retrieval expense.

Total direct operating costs increased $177,088, or 82%, for the three months ended March 31, 1999, from the same period in 1998. The increase in operating costs is due to the increase in revenue.

Direct operating costs, expressed as a percentage of revenues decreased slightly from 48.4% to 47.9% for the three months ended March 31, 1999, from the same period in 1998.

Gross Profit: Gross profit for the three months ended March 31, 1999, increased by $196,174 or 85% to $426,700 from gross profits of $230,526 for the comparable period for 1998. As a percentage of revenue, gross profit remained the same at 52% for the three months ended March 31, 1999, and for the same period in 1998, primarily as a result of the continued control of direct operating costs.

Other Operating Costs: Other operating costs include compensation of officers, sales and corporate staff, advertising and direct marketing expenditures and general corporate overhead, including depreciation. Other operating costs increased by $11,944 or 3.6% for the three months ended March 31, 1999, from the same period in 1998. Of these other operating costs, sales and marketing expenses decreased by $90,299, or 33.16% and general and administrative costs increased by $102,243 or 158.4%. The increase in other operating costs is primarily due to the amortization of capitalized development costs which started in second quarter of 1998. The change in Sales and Marketing costs and General and Administrative costs is due to a reclassification of expenses.

Other Income and Expense: Interest income increased $4,076 for the three months ended March 31, 1999, from the comparable period in 1998. The increase is a result of increased cash invested in interest bearing accounts. Interest expense increased $4,805 for the three months ended March 31, 199 from the comparable periods in 1998. The increase was a result of interest expense on convertible notes received in 1998.

Net Profit/Loss: The Company posted a net profit of $79,024 or $.03 per share for the three months ended March 31, 1999, compared to a loss of $104,478 or $.05 per share for the comparable period in 1998. The increase in the revenue per share was the result of an 83.6% increase in revenues offset by a 82% increase in direct operating costs, and a 3.6% increase in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company had cash and cash equivalents of $559,579 and working capital of $812,006.

Cash generated in operating activities was $121,757 in the first three months of 1999. This was primarily the result of a $115,267 net gain before depreciation and other non-cash charges, a $13,364 increase in accounts receivable and unbilled services, offset by a $2,179 increase in accounts payable.

There were no investing activities in first quarter 1999.

The Company received $1,712 in financing activities due to the proceeds from the exercise of stock options.

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

                                             LEGAL RESEARCH CENTER, INC.

Dated: May 12, 1999                      By: /s/ Christopher R. Ljungkull
                                             -----------------------------
                                             Christopher R. Ljungkull
                                             Chief Executive Officer

                                  NEWS RELEASE

Media Contacts:   Christopher Ljungkull              Daryn Teague
                  Legal Research Center              Teague Communications
                  (800) 776-9377                     (661) 297-5292
                  crl@lrci.com                       teaguecomm@aol.com

Legal Research Center Announces First Quarter
1999 Revenues Increased by 84%

Minneapolis - 30 April 99 - Legal Research Center, Inc. (OTC: LRCI), one of the nation's leading providers of outsourced legal research and writing services, today reported its results for the first quarter ended March 31, 1999.

     For the quarter, revenues increased 84% to $820,000, compared to $446,000 for the first quarter of 1998. EBITDA (earnings before interest, taxes, depreciation and amortization) were $114,345 for the first quarter or $.05 per share. Net income was $79,000, or $.03 per share, compared to a net loss of $104,000, or ($.05) per share in the prior year's period.

     According to Christopher Ljungkull, Chief Executive Officer of LRC, "The net profit posted in the first quarter was accomplished by three factors. First, we generated substantially more revenue in the quarter by focusing all of our energies on our core business of legal research and writing services - and we expect continued growth. Second, we were able to maintain a gross margin in excess of 50 percent for the quarter. While a 52% gross margin is excellent, we believe it can be increased over time. Third, we limited the growth in the company's general and administrative expenses to just four percent through a very cautious downsizing of the company's infrastructure. This process has been extremely successful and we expect the trend to continue. In the last three quarters we have increased revenue 165% over the same three quarters a year ago, and improved the bottom line from a loss of $.11 per share to a profit of $.05 per share."

     "LRC's second quarter also looks very promising," said James Seidl, LRC's President. "In fact I believe the growth we're experiencing is just the beginning. In my 21 years in this business I've never met such broad and enthusiastic receptivity for the services and products offered by LRC."

     LRC has been in the news recently with a series of announcements, including a 4-year exclusive contract with the American Corporate Counsel Association; a private investment by prominent Twin Cities investors Vance Opperman and Kenneth Merrill; and the addition of Bruce Aho, the former President and CEO of the Quorum Group, to LRC's Board of Directors. Earlier this month, LRC also announced the introduction of an enhanced appellate brief service that offers a 100% money-back guarantee that the lawyer using the service will win his or her case.

     Minneapolis-based Legal Research Center (http://www.lrci.com) offers legal research and writing services to attorneys in corporate and private practice throughout the world. Founded in 1978, LRC's work products include multijurisdictional surveys, office memoranda, and formal court-ready documents such as trial and appellate briefs, prepared by a staff of highly credentialed attorneys, carefully selected for their research, analytical, writing and client-service skills. LRC's research attorneys are honors graduates who have practiced law for at least two years, and many for over 20, in major law firms and corporate law departments throughout the United States.

#     #     #

LEGAL RESEARCH CENTER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                                           Three Months
                                                          Ended March 31,
                                                 -------------------------------
                                                      1999               1998
                                                 -------------------------------

Revenues                                         $   819,671        $   446,409
Operating (loss) income                               77,875           (106,355)
Net loss                                         $    79,024        $  (104,478)
Net loss per share                               $      0.03        $     (0.05)
Weighted average common and common
      equivalent shares outstanding                2,292,568          2,272,633


CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     (unaudited)
                                                                      March 31,
                                                                         1999
                                                                     -----------
Current assets                                                       $ 1,097,114
Furniture & equipment, net                                                33,334
Other assets                                                             256,845
  Total assets                                                       $ 1,387,293

Current liabilities                                                  $   168,130
Long-term liabilities                                                    200,000
Stockholders' equity                                                   1,019,163
  Total liabilities and shareholders' equity                         $ 1,387,293

Media Contacts:
Christopher Ljungkull, CEO               Daryn Teague
Legal Research Center, Inc.              Teague Communications
800.776.9377 or crl@lrci.com             (805) 297-5292 or teaguecomm@aol.com


Legal Research Center Announces Private Investment from Kenneth Merrill and Vance Opperman

MINNEAPOLIS -- February 25, 1999 -- Legal Research Center, Inc. (OTC:LRCI) announced today that it secured a private investment in 1998 for increased marketing, sales and expansion activities from prominent Twin Cities investors Kenneth Merrill and Vance Opperman. The company stated the financing was structured as convertible debt.

     Vance Opperman, president of Key Investment, commented, "One of the more interesting trends in law practice management today is strategic outsourcing. While still in its infancy, outsourced legal research is rich with opportunity and growth potential. Committed to service excellence and innovation, Legal Research Center is leading the way in this small but growing market niche."

     The company recently announced a record 15% third quarter profit and a 93% increase in third quarter revenues. According to Christopher Ljungkull, CEO of Legal Research Center (LRC), "We are aggressively expanding our marketing and sales activities to capitalize on our profession's growing receptivity for outsourced legal research. This infusion of capital helps LRC expand its core research business and leverage our unique collection of strategic alliances and client-partnering relationships."

     Kenneth Merrill is founder and former Chairman of the Board of Merrill Corporation, a leading financial printing and document management business headquartered in St. Paul. Vance Opperman is President and CEO of Minneapolis-based Key Investment, Inc. and former

President of West Publishing Company of Eagan.

     According to James Seidl, president of LRC, "The support and encouragement received from these two business leaders have been very gratifying. Fortune 100 companies and prestigious national law firms are discovering the value of outsourcing their research to LRC. This investment will help us spread the word that LRC delivers a better way to research the law."

     Minneapolis-based Legal Research Center (http://www.lrci.com), offers legal research and writing services to attorneys in corporate and private practice throughout the world. Founded in 1978, LRC's work products include electronic knowledgebases and multijurisdictional surveys, office memoranda, and formal court-ready documents such as trial and appellate briefs, prepared by a staff of highly credentialed attorneys, carefully selected for their research, analytical, writing and client-service skills. LRC's research attorneys are honors graduates who have practiced law for at least two years, and some for over twenty, in major law firms and corporate law departments throughout the U.S.

FOR IMMEDIATE RELEASE

March 4, 1999

Media Contacts:
Christopher Ljungkull, CEO              Daryn Teague
Legal Research Center, Inc.             Teague Communications
800.776.9377                            805.297.5292
CRL@lrci.com                            teaguecomm@aol.com


                     BRUCE AHO JOINS LEGAL RESEARCH CENTER'S
                               BOARD OF DIRECTORS

MINNEAPOLIS, MN. Legal Research Center, Inc. (LRCI) announced today that prominent Minneapolis businessman Bruce J. Aho has joined LRC's Board of Directors. He joins current LRC board members Arun Dube, Christopher Ljungkull and James Seidl.

Bruce Aho is the former President and CEO of the Quorum Group, one of the largest suppliers of litigation support document management services in the country. In 1991, Aho led a group of investors that purchased Quorum Litigation Services from Minneapolis-based Control Data, creating the Quorum Group. As President and CEO, Aho directed the rapid geographic expansion of Quorum's business operations, resulting in the opening of offices in over a dozen major U.S. cities as well as London and Manila. During this period, Quorum added a lawyer, paralegal and legal secretarial staffing division and expanded into the image scanning services business. Under Aho's leadership, Quorum increased its annual revenue by 400% during the period from 1991 to 1997. Lanier Worldwide, Inc., a subsidiary of the Harris Corporation, acquired the private company in 1997.

Christopher Ljungkull, LRC's CEO, stated, "Bruce Aho is known in the legal service industry for his remarkable success at Quorum. His sales ingenuity as well as his passion for excellence, innovation, and business growth are traits he intends to share with LRC as a very active board member. We are truly honored by his decision to join LRC's board."

Since retiring from Quorum in 1998, Aho has studied the legal research industry, LRC and its potential for growth. He commented, "Outsourced legal research is one of the few remaining frontiers in the business of law. The opportunities for innovation and growth are considerable. As the recognized industry leader, LRC is well positioned for aggressive expansion, sustained profitability, and continued core business revenue growth. I look forward to actively participating in LRC's expansion plans in the months ahead."

Minneapolis-based Legal Research Center (http://www.lrci.com), offers legal research and writing services to attorneys in corporate and private practice throughout the world. Founded in 1978, LRC's work products include electronic knowledgebases and multijurisdictional surveys, office memoranda, and formal court-ready documents such as trial and appellate briefs, prepared by a staff of highly credentialed attorneys, carefully selected for their research, analytical, writing and client-service skills. LRC's research attorneys are honors graduates who have practiced law for at least two years, and some for over twenty, in major law firms and corporate law departments throughout the United States.