Form 10QSB
period 1999-06-30
LEGAL RESEARCH CENTER INC
filed 1999-08-12
CIK 945506

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 DAYS. YES [X] No [_]

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              3,369,113 shares of Common Stock as of June 30, 1999

                                      INDEX

PART I. FINANCIAL INFORMATION                                               PAGE

Item 1. Financial Statements:

     Consolidated Balance Sheets
        June 30, 1999 and December 31, 1998 ...................................2
     Consolidated Statements of Operations
        Six Months Ended June 30, 1999 and 1998 ...............................3
     Consolidated Statements of Stockholders' Equity ..........................4
     Consolidated Statements of Cash Flows
        Six Months Ended June 30, 1999 and 1998 ...............................5
     Notes to Consolidated Financial Statements ...............................6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations ............................................6


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings .....................................................8

                         PART I. FINANCIAL INFORMATION

================================================================================================
ITEM 1. FINANCIAL STATEMENTS

                          LEGAL RESEARCH CENTER, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                     (Unaudited)
                                                                       June 30,     December 31,
ASSETS                                                                   1999          1998
================================================================================================
CURRENT ASSETS
      Cash and cash equivalent                                        $   848,705    $   436,110
      Accounts receivable                                                 545,484        457,723
      Note receivable                                                      30,909         30,909
      Other                                                                49,632         33,121
                                                                      -----------    -----------
              TOTAL CURRENT ASSETS                                      1,474,730        957,863
                                                                      -----------    -----------

FURNITURE AND EQUIPMENT                                                   339,576        342,067
      Less accumulated depreciation                                       314,418       (298,340)
                                                                      -----------    -----------
                                                                           25,158         43,727
                                                                      -----------    -----------

OTHER ASSETS
      Notes receivable, net allowance for
      doubtful accounts                                                    50,050         50,050
      Intangible assets                                                   180,946        232,645
                                                                      -----------    -----------
                                                                          230,996        282,695
                                                                      -----------    -----------
                                                                      $ 1,730,884    $ 1,284,285
                                                                      ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
================================================================================================
CURRENT LIABILITIES
      Accounts payable                                                $    38,265    $    44,235
      Accrued expenses:
      Compensation                                                        131,763         80,990
      Other                                                                 4,525          3,155
      Client Advances                                                      85,090         17,477
                                                                      -----------    -----------
                TOTAL CURRENT LIABILITIES                                 259,643        145,857
                                                                      -----------    -----------
NOTES PAYABLE                                                         $   200,000    $   200,000
                                                                      -----------    -----------
STOCKHOLDER'S EQUITY
      Common stock, $0.01 par value; (authorized 20,000,000 shares;
           issued - 3,369,113 and 3,327,633 shares respectively)           33,691         33,276
      Additional paid-in capital                                        6,879,322      6,870,007
      Accumulated deficit                                              (3,675,522)    (3,998,605)
      Notes receivable from officers and directors                     (1,966,250)    (1,996,250)
                                                                      -----------    -----------
                                                                        1,271,241        938,428
                                                                      -----------    -----------
                                                                      $ 1,730,884    $ 1,284,285
                                                                      ===========    ===========


See Notes to Consolidated Financial Statements (unaudited)

                           LEGAL RESEARCH CENTER, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Three Months                           Six Months
                                                                        Ended June 30,                        Ended June 30,
                                                               ------------------------------        -------------------------------
                                                                   1999               1998              1999                1998
                                                               ------------------------------        -------------------------------
                                                                          (Unaudited)                          (Unaudited)
REVENUES                                                       $ 1,107,593        $   448,144        $ 1,927,264        $   894,553

DIRECT OPERATING COSTS
  Compensation and benefits                                        400,122            155,997            707,817            310,596
  Other                                                             77,861             46,421            163,137            107,705
                                                               -----------        -----------        -----------        -----------
      Total direct operating costs                                 477,983            202,418            870,954            418,301
                                                               -----------        -----------        -----------        -----------
GROSS PROFIT                                                       629,610            245,726          1,056,310            476,252
                                                               -----------        -----------        -----------        -----------

OTHER OPERATING COSTS
   Sales and marketing                                             209,354            206,988            391,409            479,342
   General and administrative                                      178,919            103,926            345,689            168,453
                                                               -----------        -----------        -----------        -----------
      Total other operating costs                                  388,273            310,914            737,098            647,795
                                                               -----------        -----------        -----------        -----------
PROFIT/LOSS FROM OPERATIONS                                        241,337            (65,188)           319,212           (171,543)

OTHER INCOME (EXPENSE)
   Interest Income                                                   7,707              2,291             13,787              4,295
   Interest Expense                                                 (4,986)            (2,500)            (9,918)            (2,628)
                                                               -----------        -----------        -----------        -----------
NET PROFIT/LOSS FROM CONTINUING OPERATIONS                     $   244,058        $   (65,397)       $   323,081        $  (169,875)
                                                               ===========        ===========        ===========        ===========

NET GAIN/ LOSS PER COMMON SHARE                                $      0.10        $     (0.03)       $      0.14        $     (0.07)
                                                               ===========        ===========        ===========        ===========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                             2,329,113          2,287,633          2,329,113          2,287,633
                                                               ===========        ===========        ===========        ===========

See Notes to Consolidated Financial Statements (unaudited)

                           LEGAL RESEARCH CENTER, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY





                                                    Common Stock            Additional
                                              --------------------------     Paid-in       Accumulated      Notes
                                                 Shares        Amount        Capital         Deficit      Receivable       Total
                                              -----------    -----------   -----------    -----------    -----------    -----------
BALANCE DECEMBER 31, 1996                       3,297,633         32,976     6,765,307     (1,988,841)    (1,966,250)     2,843,192

Expiration on repurchase option
   on common stock                                 30,000            300       104,700             --             --        105,000

  Net Loss                                             --             --            --     (2,065,004)            --     (2,065,004)
                                              -----------    -----------   -----------    -----------    -----------    -----------
BALANCE DECEMBER 31, 1997                       3,327,633         33,276     6,870,007     (4,053,845)    (1,966,250)       883,188
  Net Loss                                             --             --            --         55,240             --         55,240
                                                                                          -----------
BALANCE DECEMBER 31, 1998                       3,327,633    $    33,276   $ 6,870,007    $(3,998,605)    (1,966,250)   $   938,428
                                              -----------    -----------   -----------    -----------    -----------    -----------

Net Income                                                                                $   323,081                   $   323,081
Exercised Stock Options                            41,480    $       415   $     9,315                                  $     9,730

BALANCE, JUNE 30, 1999                          3,369,113         33,691     6,879,322    $(3,675,523)    (1,966,250)   $ 1,271,240



See Notes to Consolidated Financial Statements (unaudited)

                           LEGAL RESEARCH CENTER, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    (Unaudited)
                                                                  Six Months Ended
                                                                      June 30
                                                               ----------------------
                                                                  1999          1998
                                                               ---------    ---------
OPERATING ACTIVITIES
Net profit (loss)                                              $ 323,083    $(104,478)
    Adjustments to reconcile net profit (loss) to net
     cash used by operating activities:
      Depreciation                                                19,069       23,027
      Amortization and write-off of intangible assets and
       capitalized development costs                              51,699        3,431

      (Gain) loss on disposal of furniture and equipment            (500)         (50)
      Change in assets and liabilities
        Trade accounts receivable and unbilled services          (87,761)     (82,819)
        Other current assets                                     (16,511)     (25,001)
        Accounts payable                                          (5,970)      97,362
        Accrued expenses                                          52,143       11,070
        Client advances                                           67,613       15,770
                                                               ---------    ---------

            Net cash provided (used) in operating activities     402,865      (61,688)
                                                               ---------    ---------

INVESTING ACTIVITIES
   Proceeds from the sale of furniture and equipment                 500           50
   Capitalized development costs
   Cash received on notes receivable                                           15,000
                                                               ---------    ---------
            Net cash provided (used) by investing activities                   15,050
                                                               ---------    ---------

FINANCING ACTIVITIES
   Common Stock                                                      415
   Proceeds from exercise of stock options                         9,315
                                                               ---------    ---------
            Increase (Decrease) in cash and cash equivalents     412,595      (46,638)
                                                               ---------    ---------

Cash and cash equivalents
   Beginning of period                                           436,110      165,924
                                                               ---------    ---------

   End of period                                               $ 848,705    $ 119,286
                                                               =========    =========

LEGAL RESEARCH CENTER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (unaudited)

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

MAJOR CUSTOMERS: Two customers accounted for 57%, and 10% respectively, of the Company's total revenues for the quarter ended June 30, 1999. One of these customers accounted for 26% of the Company's total revenues for the quarter ended June 30, 1998.

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

     o Company's inability to continue operating due to insufficient cash or capital and losses.

     o    Company's dependence on a major customer or customers.

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

RESULTS OF OPERATIONS

Revenues: Revenues increased by $659,449 or 147.2%, to $1,107,593 for the three month period ended June 30, 1999, over the same period of 1998. For the six month period, revenues increased by $1,032,711 or 115.4%. The increase is primarily attributable to an increase in traditional research and writing services and document retrieval revenues offset by a decrease in multi-jurisdictional survey revenue.

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

Total direct operating costs increased $275,565, or 136.1%, for the three months ended June 30, 1999, from the same period in 1998. For the six month period, direct operating costs increased $452,653 or 108.2%. The increase in operating costs is due to the increase in revenue.

Direct operating costs, expressed as a percentage of revenues decreased 2% from 45.2% to 43.2% for the three months ended June 30, 1999, from the same period in 1998. For the six month period, direct operating costs as a percentage of revenue decreased from 46.8% to 45.2%.

Gross Profit: Gross profit for the three months ended June 30, 1999, increased by $383,884 or 156.2% to $629,610 from gross profits of $245,726 for the comparable period for 1998. As a percentage of revenue, gross profit increased from 54.8% to 56.8% for the three months ended June 30, 1999, from the same period in 1998, primarily as a result of the continued control of direct operating costs.

For the six months ended June 30, 1998, gross profit increased by $580.058 or 121.8% from the comparable 1998 period. As a percentage of revenue, gross profit increased from 53.2% to 54.8% for the six months ended June 30, 1999 from the same period in 1998.

Other Operating Costs: Other operating costs include compensation of officers, sales and corporate staff, advertising and direct marketing expenditures and general corporate overhead, including depreciation. Other operating costs increased by $77,359 or 24.9% for the three months ended June 30, 1999, from the same period in 1998. Of these other operating costs, sales and marketing expenses increased by $2,366, or 1.1% and general and administrative costs increased by $74,993 or 72.24%. The change in Sales and Marketing costs and General and Administrative costs is due to a reclassification of expenses.

Other Income and Expense: Interest income increased $5,416 for the three months ended June 30, 1999, from the comparable period in 1998. The increase is a result of increased cash invested in interest bearing accounts. Interest expense increased $2,486 for the three months ended June 30, 1999 from the comparable periods in 1998. The increase is a result of interest expense on convertible notes received in 1998.

Net Profit/Loss: The Company posted a net profit of $244,058 or $.10 per share for the three months ended June 30, 1999, compared to a loss of $65,397 or $.03 per share for the comparable period in 1998. The increase in the revenue per share was the result of an 147.2% increase in revenues offset by a 136.1% increase in direct operating costs, and a 24.9% increase in general and administrative expenses.


LIQUIDITY AND CAPITAL RESOURCES

On June 30, 1999, the Company had cash and cash equivalents of $848,705 and working capital of $1,215,087.

Cash generated in operating activities was $402,865 in the six months ended June 30, 1999. This was primarily the result of a $393,851 net gain before depreciation and other non-cash charges, an $87,761 increase in accounts receivable and unbilled services, and a $67,613 increase in client advances.

There were no investing activities in second quarter 1999.

The Company received $9,315 in financing activities due to the proceeds from the exercise of stock options.

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

Lawfinders commenced suit in state court and obtained a temporary restraining order restraining the Company from engaging in certain practices in connection with its appellate brief business. The Company removed the action to federal court and, on November 4, 1998, after consideration of the evidence and the parties' briefs, the federal court dissolved the temporary restraining order and because it found that is unlikely that Lawfinders would be successful on the merits of its action, denied Lawfinders a preliminary injunction.

The Company believes that it will prevail in the litigation, should it continue. The Company's costs of defending the action, including attorneys' fees, have been covered by the Company's general liability insurance carrier and the Company believes that all future costs of defending the litigation, if any, will be similarly covered.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     LEGAL RESEARCH CENTER, INC.

Dated: August 4, 1999                      BY: /S/ CHRISTOPHER R. LJUNGKULL
                                              -----------------------------
                                                   Christopher R. Ljungkull
                                                   Chief Executive Officer

Legal Research Center, Inc.               Contacts:      Christopher Ljungkull,
700 Midland Square Building                              CEO, 612 / 332-4950
331 Second Avenue South
Minneapolis, MN 55401


                          LEGAL RESEARCH CENTER REPORTS
                             SECOND QUARTER RESULTS

     Minneapolis, MN - Legal Research Center, Inc. (OTC:LRCI) announced revenues of $448,144 for its second quarter ended June 30, 1998, a decrease of 22.9 percent from the same period in 1997. The company posted a net loss of $65,397 or 3 cents a share, compared to a net loss of $1,040,275 or 46 cents a share, over the same period in 1997.

     The 93% decrease in the loss per share was the result of a 39% decrease in direct operating costs, a 37% decrease in general and administrative expenses through the continued downsizing of the Company's infrastructure, and discontinuation of operations of The Law Office. The decrease in total revenue is primarily attributable to a decrease in research and writing revenue in second quarter and the elimination of on-site library services in second quarter 1997.

     Christopher Ljungkull, chief executive officer of Legal Research Center, commented, "LRC is now virtually cashflow break-even and should show positive cashflow as revenues begin to rise during the next quarters. Even though we had a decrease in revenue this quarter, we believe that is the temporary result of a diminished sales force. The current sales force contributes 25% more revenue per person. All in all, we achieved roughly the same gross margin on 23% less revenue and, of course, a tremendously improved bottom line, reducing our loss per share to 3 cents, most of which is non-cash depreciation and amortization."

     Legal Research Center (http://www.lrci.com), offers legal research and writing services to attorneys in corporate and private practice throughout the world. LRC has repeatedly been recognized as the leading supplier of legal research services in the United States. In 1989, and each year thereafter, the Association of Trial Lawyers of America (ATLA) selected LRC as the exclusive provider of research and writing services to its 60,000 members. From 1990 through 1995, the American Corporate Counsel Association partnered with LRC as the exclusive provider of research and writing services to its 10,000 members, honoring LRC in 1996, 1997 and 1998 with ACCA's Prestigious President's Award. In 1994 and following years, West Publishing (now West Group) selected LRC on an exclusive basis to provide analytical research and writing services to West customers.


Statements contained here, other than historical data, may be forward-looking and subject to risks and uncertainties including, but not limited to the continuation of revenues through the company's strategic alliances and the successful development of other new business, as well as those set forth in the company's 10-KSB, 10-QSB and other SEC filings.

LEGAL RESEARCH CENTER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                              Three Months                  Six Months
                                             Ended June 30,                Ended June 30,
                                           1998          1997           1998          1997
                                      --------------------------    --------------------------
Revenues                              $   448,144    $   580,977    $   894,553    $ 1,113,512
Operating (loss) income                   (65,188)      (242,461)      (169,543)      (486,611)
Net loss                              $   (65,397)   $(1,040,275)   $  (169,875)   $(1,487,173)
Net loss per share                    $     (0.03)   $     (0.46)   $     (0.08)   $     (0.66)
Weighted average common and common
      equivalent shares outstanding     2,257,633      2,257,633      2,257,633      2,257,633



CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    (Unaudited)
                                                      June 30,      December 31,
                                                        1998            1997
                                                    ----------     ------------

Current assets                                      $  638,799     $  546,467
Furniture & equipment, net                              71,348        116,615
Other assets                                           320,302        374,583
  Total assets                                      $1,030,449     $1,037,665

Current liabilities                                 $  317,136     $  154,477
Long-term liabilities                                       --             --
Stockholders' equity                                   713,313        883,188
  Total liabilities and shareholders' equity        $1,030,449     $1,037,665

                                  NEWS RELEASE

Media Contacts:   Christopher Ljungkull, CEO         Daryn Teague
                  Legal Research Center              Teague Communications
                  (800) 776-9377                     (661) 297-5292
                  crl@lrci.com                       teaguecomm@aol.com


                        Legal Research Center Strengthens
                      Account Management Team with New Hire

Minneapolis - 7 June 99 - In another move to support the growth of their core business, Minneapolis-based Legal Research Center (LRC) has appointed Aaron A. Rose to the position of account manager at the company.

     LRC is in the business of providing legal research and writing services on an outsourced basis to attorneys in corporate and private practice. In the newly created position, Rose will be responsible for promoting LRC's services small and mid-sized law firms, as well as corporate law departments. He will focus on the growth of LRC's existing customer base and the development of new accounts.

     "We are delighted to have Aaron join our sales team," said James Seidl, president of LRC. "His blend of sales, marketing, finance and legal experience provides a unique skill set that will be extremely valuable to us as we continue to grow LRC's core business."

     Rose comes to LRC after serving as sales director for The Law Registry, a company in the temporary legal staffing business and a subsidiary of Kelly Services, Inc. Prior to that, he was a marketing manager for Amicus Legal Management, a legal software developer in Brooklyn Park, Minn.

     Rose graduated cum laude from William Mitchell College of Law in St. Paul, Minn., and earned his bachelor of business administration degree from the University of Iowa.

     "LRC is renown in the legal industry as the best-in-class provider of legal research services," said Rose. "The company's obsession with quality and customer service are what attracted me. I believe LRC is poised for explosive growth and I look forward to contributing to its continuing success in the marketplace."

     Founded in 1978, Legal Research Center was one of the first companies in the world to offer legal research and writing services to attorneys in corporate and private practice. LRC's work products include electronic knowledgebases and multijurisdictional surveys, office memoranda, and formal court-ready documents such as trial and appellate briefs. A staff of highly credentialed attorneys -- honor graduates who are carefully selected for their research, analytical, writing and client-service skills -- prepares all of LRC's legal research products.

     LRC (OTC:LRCI) is  headquartered  at 331 Second Avenue South,  Minneapolis,
Minn.   55401;   (800)   776-9377.   The   company's   Web   site   address   is
http://www.lrci.com.

                                  NEWS RELEASE

Media Contacts:   Christopher Ljungkull, Ceo         Daryn Teague
                  Legal Research Center              Teague Communications
                  (800) 776-9377                     (805) 297-5292
                  crl@lrci.com                       teaguecomm@aol.com


                        Legal Research Center Introduces
                        Appellate Brief Service with 100%
                              Money-back Guarantee

MINNEAPOLIS - 6 APRIL 99 - Rejecting the notion that nothing in law is guaranteed, Minneapolis-based Legal Research Center (LRC) today announced the introduction of an appellate brief service that comes with a 100% money-back guarantee that the lawyer using the service will win their case.

     With LRC's Guaranteed Appellate Brief Service, the lawyer preparing an appeal simply provides one of LRC's appellate specialists with the relevant facts needed to understand the case. LRC then performs a no-cost evaluation and presents a fixed-price estimate to prepare the appellate brief.

     Cases qualify for the guarantee as long as the merits of the appeal are compelling, the success probabilities are sufficiently high, and the preliminary research is sufficiently supportive.

     "If we accept the case under LRC's guarantee plan, we assure that our client will have a winning result or refund every cent of their cost for the brief," said Christopher Ljungkull, chief executive officer of LRC. "With this bold offer, we are literally eliminating the investment risk for any lawyer who retains our company to prepare their appellate brief by guaranteeing both the quality and result of our work."

     LRC is willing to assume this risk because its brief writers are highly experienced attorneys who are nationally renown for their research, writing and appellate advocacy skills. Additionally, the company has a 21-year track record of preparing winning appellate briefs for lawyers in private and corporate practice across the country.

     "The very idea of offering a 100% money-back guarantee that our client will win their case will undoubtedly surprise many," said Ljungkull. "What it illustrates, however, is the extraordinary confidence we have in our company's ability to evaluate a case effectively and deliver winning results."

     Ljungkull pointed out that LRC would also work for lawyers on those cases that do not qualify for LRC's guarantee, typically on a fixed-fee or hourly basis, and will make arrangements for special financing on certain types of appeals.

     Founded in 1978, Legal Research Center was one of the first companies in the world to offer legal research and writing services to attorneys in corporate and private practice. LRC's work products include electronic knowledgebases and multijurisdictional surveys, office memoranda, and formal court-ready documents such as trial and appellate briefs. A staff of highly credentialed attorneys -- honor graduates who are carefully selected for their research, analytical, writing and client-service skills -- prepares all of LRC's legal research products.

     LRC differs from some of its competitors in how the company views issues of conflict of interest, confidentiality and client interaction. LRC approaches conflicts exactly as a law firm would, with every matter referred for research being reviewed for internal conflicts and the assigned researcher being thoroughly screened to assure that no professional conflict exists. Moreover, to ensure the highest level of quality on each assignment, the assigned researcher is personally introduced to the lawyer ordering the research and works face-to-face with that client throughout the entire research process.

     LRC (OTC:LRCI) is  headquartered  at 331 Second Avenue South,  Minneapolis,
Minn.   55401;   (800)   776-9377.   The   company's   Web   site   address   is
http://www.lrci.com.