Form 10QSB
period 1999-09-30
LEGAL RESEARCH CENTER INC
filed 1999-11-15
CIK 945506

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999 or

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

            3,481,093 shares of Common Stock as of September 30, 1999

                                      INDEX

PART I.  FINANCIAL INFORMATION                                              Page
                                                                            ----
Item 1.  Financial Statements:

         Consolidated Balance Sheets
           September 30, 1999 and December 31, 1998...........................2
         Consolidated Statements of Operations
         Nine Months Ended September 30, 1999 and 1998........................3
         Consolidated Statements of Stockholders' Equity .....................4
         Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 1999 and 1998......................5
         Notes to Consolidated Financial Statements ..........................6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................6

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................8

                          PART I. FINANCIAL INFORMATION
--------------------------------------------------------------------------------
ITEM 1. FINANCIAL STATEMENTS

                           LEGAL RESEARCH CENTER, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                    (Unaudited)
                                                                    September 30,   December 31,
ASSETS                                                                  1999           1998
------------------------------------------------------------------------------------------------
CURRENT ASSETS
   Cash and cash equivalents                                        $ 1,144,889     $   436,110
   Accounts receivable                                                  614,137         457,723
   Note receivable                                                       30,909          30,909
   Other                                                                 52,037          33,121
                                                                    -----------     -----------
                         TOTAL CURRENT ASSETS                         1,841,972         957,863
                                                                    -----------     -----------

FURNITUIRE AND EQUIPMENT                                                339,576         342,067
   Less accumulated depreciation                                        321,057        (298,340)
                                                                    -----------     -----------
                                                                         18,519          43,727
                                                                    -----------     -----------

OTHER ASSETS
   Notes receivable, net of allowance for doubtful accounts              50,050          50,050
   Intangible assets                                                    155,096         232,645
                                                                    -----------     -----------
                                                                        205,146         282,695
                                                                    -----------     -----------
                                                                    $ 2,065,637     $ 1,284,285
                                                                    ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
   Accounts payable                                                 $    26,371     $    44,235
   Accrued expenses:
     Compensation                                                       151,024          80,990
     Other                                                              141,235           3,155
   Client Advances                                                       14,990          17,477

                                                                    -----------     -----------
                         TOTAL CURRENT LIABILITIES                      333,620         145,857
                                                                    -----------     -----------

                                                                    -----------     -----------
NOTES PAYABLE                                                       $   100,000     $   200,000
                                                                    -----------     -----------

STOCKHOLDER'S EQUITY
   Common stock, $0.01 par value; (authorized 20,000,000 shares;
     issued  - 3,481,093 and 3,327,633 shares respectively)              34,811          33,276
   Additional paid-in capital                                         6,981,264       6,870,007
   Accumulated deficit                                               (3,417,808)     (3,998,605)
   Notes receivable from officers and directors                      (1,966,250)     (1,966,250)
                                                                    -----------     -----------
                                                                      1,632,017         938,428
                                                                    -----------     -----------
                                                                    $ 2,065,637     $ 1,284,285
                                                                    ===========     ===========

See Notes to Consolidated Financial Statements (unaudited)

                           LEGAL RESEARCH CENTER, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Three Months                   Nine Months
                                                   Ended September 30,            Ended September 30,
                                              ---------------------------     ---------------------------
                                                  1999           1998            1999            1998
                                              ---------------------------     ---------------------------
                                                      (Unaudited)                     (Unaudited)
REVENUES                                      $ 1,214,160     $   684,531     $ 3,141,424     $ 1,579,084
DIRECT OPERATING COSTS
   Compensation and benefits                      504,233         298,777       1,212,050         609,373
   Other                                           85,460          15,033         248,597         122,738
                                              -----------     -----------     -----------     -----------
           Total direct operating costs           589,693         313,810       1,460,647         732,111
                                              -----------     -----------     -----------     -----------
GROSS PROFIT                                      624,467         370,721       1,680,777         846,973
                                              -----------     -----------     -----------     -----------

OTHER OPERATING COSTS
   Sales and marketing                            189,111         175,022         580,520         654,364
   General and administrative                     185,184          93,477         530,873         261,930
                                              -----------     -----------     -----------     -----------
           Total other operating costs            374,295         268,499       1,111,393         916,294
                                              -----------     -----------     -----------     -----------
PROFIT/LOSS FROM OPERATIONS                       250,172         102,222         569,384         (69,321)

OTHER INCOME (EXPENSE)
   Interest Income                                 12,127           4,669          25,914           8,964
   Interest Expense                                (4,583)         (5,083)        (14,501)         (7,711)

                                              -----------     -----------     -----------     -----------
NET PROFIT/LOSS FROM CONTINUING OPERATIONS    $   257,715     $   101,808     $   580,797     $   (68,068)
                                              ===========     ===========     ===========     ===========

NET GAIN/ LOSS PER COMMON SHARE
   Basic                                      $      0.11     $      0.04     $      0.24     $     (0.03)
                                              ===========     ===========     ===========     ===========
   Diluted                                    $      0.10     $      0.04     $      0.22     $     (0.03)
                                              ===========     ===========     ===========     ===========
WEIGHTED AVERAGE COMMON SHARES OUSTANDING
   Basic                                        2,441,093       2,287,633       2,441,093       2,287,633
                                              ===========     ===========     ===========     ===========
   Diluted                                      2,650,196       2,301,535       2,650,196       2,301,535
                                              ===========     ===========     ===========     ===========

See Notes to Consolidated Financial Statements (unaudited)

                           LEGAL RESEARCH CENTER, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                              Common Stock           Additional
                                         ----------------------        Paid-in        Accumulated        Notes
                                           Shares        Amount        Capital          Deficit        Receivable         Total
                                         ---------      -------      ----------      -----------       ----------      -----------
BALANCE DECEMBER 31, 1996                3,297,633       32,976       6,765,307       (1,988,841)      (1,966,250)       2,843,192

  Expiration on repurchase option
    on common stock                         30,000          300         104,700             --               --            105,000

  Net Loss                                    --           --              --         (2,065,004)            --         (2,065,004)
                                         ---------      -------      ----------      -----------       ----------      -----------
BALANCE DECEMBER 31, 1997                3,327,633       33,276       6,870,007       (4,053,845)      (1,966,250)         883,188

Net Income                                    --            -              --             55,240             --             55,240
                                                                                     -----------

BALANCE DECEMBER 31, 1998                3,327,633      $33,276      $6,870,007      $(3,998,605)      (1,966,250)     $   938,428
                                         ---------      -------      ----------      -----------      -----------      -----------

Net Income                                                                           $   323,081                       $   323,081
Exercised Stock Options                     41,480      $   415      $    9,315                                        $     9,730

BALANCE, JUNE 30, 1999                   3,369,113       33,691       6,879,322      $(3,675,524)      (1,966,250)     $ 1,271,240
                                         ---------      -------      ----------      -----------      -----------     -----------

Net Income                                                                           $   257,715                       $   257,715
Exercised Stock Options                     11,980          120           2,941                                        $     3,061
Note Converstion                           100,000        1,000          99,000                                        $   100,000

BALANCE, SEPTEMBER 30, 1999              3,481,093       34,811       6,981,263      $(3,417,809)    $ (1,966,250)     $ 1,632,016
                                         ---------      -------      ----------     -------------    -------------     -----------

See Notes to Consolidated Financial Statements (unaudited)

                           LEGAL RESEARCH CENTER, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       (Unaudited)
                                                                    Nine Months Ended
                                                                      September 30
                                                               ---------------------------
                                                                  1999            1998
                                                               -----------     -----------
OPERATING ACTIVITIES
   Net profit (loss)                                           $   580,797     $  (104,478)
   Adjustments to reconcile net profit (loss) to net
     cash used by operating activities:
       Depreciation                                                 25,208          23,027
       Amortization and write-off of intangible assets and          77,549           3,431
         capitalized development costs
       (Gain) loss on disposal of furniture and equipment             (500)            (50)
       Change in assets and liabilities
         Trade accounts receivable and unbilled services          (156,414)        (82,819)
         Other current assets                                      (18,916)        (25,001)
         Accounts payable                                          (17,864)         97,362
         Accrued expenses                                          208,114          11,070
         Client advances                                            (2,487)         15,770
                                                               -----------     -----------

           Net cash provided (used) in operating activities        695,487         (61,688)
                                                               -----------     -----------
INVESTING ACTIVITIES
   Proceeds from the sale of furniture and equipment                   500              50
   Capitalized development costs
   Cash received on notes receivable                              (100,000)         15,000
                                                               -----------     -----------
           Net cash provided (used) by investing activities        (99,500)         15,050
                                                               -----------     -----------

FINANCING ACTIVITIES
   Common Stock                                                      1,535
   Proceeds from exercise of stock options                         111,257
                                                               -----------     -----------

                                                               -----------     -----------
           Increase (Decrease) in cash and cash equivalents        708,779         (46,638)
                                                               -----------     -----------
Cash and cash equivalents
   Beginning of period                                             436,110         165,924
                                                               -----------     -----------

   End of period                                               $ 1,144,889     $   119,286
                                                               ===========     ===========

LEGAL RESEARCH CENTER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (unaudited)

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

Major Customers: One customer accounted for 64% of the Company's total revenues for the quarter ended September 30, 1999. The same customer accounted for 48% of the Company's total revenues for the quarter ended September 30, 1998.

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

RESULTS OF OPERATIONS

Revenues: Revenues increased by $529,629 or 77%, to $1,214,160 for the three month period ended September 30, 1999, over the same period of 1998. For the nine month period, revenues increased by $1,562,340 or 99%. The increase is primarily attributable to an increase in traditional research and writing services.

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

Total direct operating costs increased $275,883, or 88%, for the three months ended September 30, 1999, from the same period in 1998. For the nine month period, direct operating costs increased $728,536 or 99.5%. The increase in operating costs is due to the increase in revenue.

Direct operating costs, expressed as a percentage of revenues increased 3% from 46% to 49% for the three months ended September 30, 1999, from the same period in 1998. For the nine month period, direct operating costs as a percentage of revenue remained the same at 46.5%.

Gross Profit: Gross profit for the three months ended September 30, 1999, increased by $253,746 or 68% to $624,467 from gross profits of $370,721 for the comparable period for 1998. As a percentage of revenue, gross profit decreased from 54% to 51% for the three months ended September 30, 1999, from the same period in 1998.

For the nine months ended September 30, 1999, gross profit increased by $833,804 or 98% from the comparable period in 1998. As a percentage of revenue, gross profit remained the same at 53.5 % for the nine months ended September 30, 1999 from the same period in 1998.

Other Operating Costs: Other operating costs include compensation of officers, sales and corporate staff, advertising and direct marketing expenditures and general corporate overhead, including depreciation. Other operating costs increased by $105,796 or 39% for the three months ended September 30, 1999, from the same period in 1998. For the nine month period, other operating costs increased by $195,099 or 21%. This increase is due to an increase in direct marketing and advertising expense.

Other Income and Expense: Interest income increased $7,458 for the three months ended September 30, 1999, from the comparable period in 1998. The increase is a result of increased cash invested in interest bearing accounts. Interest expense decreased by $500 for the three months ended September 30, 1999 from the comparable periods in 1998. The decrease is a result of a note payable converting to stock in third quarter.

Net Profit/Loss: The Company posted a net profit of $257,715 or $.11 per share for the three months ended September 30, 1999, compared to 101,808 or $.04 per share for the comparable period in 1998. The increase in the revenue per share was the result of a 77% increase in revenues offset by an 88% increase in direct operating costs, and a 39% increase in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 1999, the Company had cash and cash equivalents of $1,144,889 and working capital of $1,508,352.

Cash generated in operating activities was $695,487 in the nine months ended September 30, 1999. This was primarily the result of a $683,554 net gain before depreciation and other non-cash charges, a $156,414 increase in accounts receivable and unbilled services, and a $2,487 decrease in client advances.

The Company received $111,257 in financing activities in the nine months ended September 30, 1999 from the exercise of stock options and the conversion of a note payable to stock.


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

Lawfinders' subsequent appeal of that decision was likewise denied. The Company has asked the Court to dismiss all of Lawfinders' claims.

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

                                        LEGAL RESEARCH CENTER, INC.

Dated: November 2, 1999                 By:  /s/ Christopher R. Ljungkull
                                             -----------------------------
                                             Christopher R. Ljungkull
                                             Chief Executive Officer