Form 10KSB
period 1999-12-31
LEGAL RESEARCH CENTER INC
filed 2000-03-30
CIK 945506

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1999 or

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

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

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

State issuer's revenues for its most recent fiscal year. $4,394,151

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

                        $4,203,975 as of March 15, 2000

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              3,603,554 shares of Common Stock as of March 15, 2000


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

     Definitive Proxy Statement of Legal Research Center, Inc., relating to the Annual Meeting of Shareholders to be held in June 2000 (the "2000 Proxy Statement") (incorporated by reference into Part III of this Form 10-KSB).

                            [Cover page 2 of 2 pages]

PART I

                         Item 1. DESCRIPTION OF BUSINESS

General

     Legal Research Center, Inc. (the "Company" or "LRC") became a publicly owned company in August 1995. The Company provides outsourced legal research, writing and knowledge management services to U.S. and Canadian attorneys in corporate and private practice. The Company also serves as a content developer for legal publishers and creates law-related business-to-business and business-to-consumer content for Internet sites serving the legal profession and consumers. LRC utilizes a carefully selected group of attorneys to provide value-added services to its customers by (i) conducting computerized and manual legal and factual information research and analysis and (ii) preparing written memoranda, formal court-ready legal briefs and surveys of the law. As an adjunct to its core services, the Company also provides contract attorneys to law firms and corporate law departments on a temporary or permanent basis, and non-legal research services to the general public.

Business Highlights

     All core product and service offerings of the Company's business continued to grow in 1999, including research and writing for private attorneys, multijurisdictional surveys for corporate legal counsel, and the Company's new Guaranteed Appellate Brief Service. Additionally, the Company continued to author and edit publications for legal publishers and experienced significant growth in the creation of content for Internet sites serving the legal profession and consumers. The revenues from the Company's 10 largest customers accounted for approximately 75% of total revenues in 1999, as compared to 60% in 1998.

     Gross profit remained strong, at 52 cents for every $1 of revenue, the same as in 1998. Overhead decreased as a percentage of revenue from 50% in 1998 to 34% in 1999. These factors, combined with the growth in revenues, had a positive impact on the Company's additions to cash. In 1998 the Company added $270,186 to cash, in 1999 it added $911,359 to cash.

Industry Overview

     It is estimated that over $100 billion is spent in the U.S. on legal services each year and that such expenditures have increased significantly over the past ten years. In advising clients on the routine legal and practical aspects of their business transactions and dealings, and in advocating positions in court on behalf of clients, attorneys in corporate and private practice rely on an analysis of applicable laws, rules, regulations and court decisions. As federal, state and local governmental authorities increasingly add to the myriad of laws and as the number of court decisions proliferate, the accurate and timely analysis of the controlling law places growing burdens on practicing private and corporate attorneys. Even with the evolutionary expansion of computerized legal databases such as West Group's WESTLAW system and Reed Elsevier's LEXIS/NEXIS system, a significant portion of an attorney's billable time is dedicated to legal research.

     In a large private law firm, an associate attorney, who typically is less experienced than the attorney having the primary business contact with the firm's client, is usually assigned the task of conducting all necessary legal and factual research and of writing an internal memorandum to the senior attorney related to the client's project or lawsuit. The memorandum, which usually describes the controlling laws and court decisions relevant to the issues presented, may be shared with the client in connection with strategic decision making on a business issue or in the ongoing litigation. If the project involves litigation, the associate attorney may also be assigned the responsibility to prepare a legal brief for presentation to the court. A legal brief advocates a client's legal, factual and business reasons for prevailing over the opposing party on the issues presented to the court for adjudication. The Company prepares legal memoranda and briefs for review and use by attorneys in law firms as an alternative to internal preparation by law firm associates.

     Corporations with in-house legal counsel usually rely on their staff to advise management on core business and legal issues. However, in-house counsel continue to rely on private law firm support for expertise in areas outside of the corporate counsel's knowledge and for the conduct of litigation. As corporations seek to improve operating efficiencies and reduce costs in all areas of their businesses, their in-house legal counsel also seek to reduce overall outside legal expenses. Increasingly, corporate clients have begun to treat legal services as a commodity and have been carefully reviewing the legal fees charged by private law firms for analytical research and writing, especially since much of this work is performed out of the client's view and therefore cannot easily be assessed as to its actual added value. These trends also have led corporations to outsource their legal and factual research and writing activities to the Company. Management believes that there will be continued growth in the outsourcing of legal and factual research and writing activities by corporations and that such corporations will increasingly use, or require their outside counsel to use, the Company for such purposes.

     Individual attorney practitioners and small law firms often do not have the professional support for the conduct of legal and factual research or for writing projects. In order to accomplish necessary legal research and writing, yet at the same time focus their efforts on direct client contact, solo practitioners and small law firms increasingly are outsourcing their legal and factual research and writing activities to the Company.

Business Overview and Initiatives

     LRC's core activities consist of providing legal and factual research and writing and knowledge management services to its customers. The Company may receive assignments from corporate in-house counsel or law firms requesting the analysis of a single legal or factual issue or of complex, interrelated issues. Upon receipt of an assignment, the Company assigns the project directly to one of the Company's research attorneys who contacts the customer to obtain any additional information necessary to understand the scope of the project and the customer's needs. The researcher accesses available legal and other computer databases, such as WESTLAW, LEXIS/NEXIS and DIALOG, to locate controlling laws, rules and regulations and court decisions relevant to the customer's research request and conducts research manually, in order to obtain the information necessary to complete the customer's project.

     In most cases, the Company provides its customers with a finished written work product often in the form of (i) a memorandum describing the facts of the customer's project and setting forth the legal and factual analysis of the issues presented, (ii) a court-ready legal brief which advocates the legal, factual and business reasons why the customer should prevail over the opposing party in the matter before the court for adjudication or (iii) a survey of the applicable laws, rules and regulations in various jurisdictions on the topics selected by the customer. In order to ensure the quality of the Company's work product, the Company's managing research attorneys conduct a substantive and an editorial review of legal memoranda, briefs and multijurisdictional surveys, and all documents are edited and checked for proper citations.

     LRC regularly seeks to create new products and value-added services for its clients. For example, through its expanding Multijurisdictional Survey Program, the Company prepares written reports of the laws in various states on selected topics for corporate customers. An important feature of this product offering is that, once prepared, it can be resold to other customers who need this information. The Company also adds value to the product by converting all or portions of the document into electronic form - disk, CD-ROM or Website - which is easier to review, cross reference and update.

     In 1999, the Company expanded its content development services to legal publishers. Additionally, the Company increased its services for the creation of legal and law-related content for Internet sites serving lawyers and consumers.

     As an adjunct service, the Company provides full or part-time contract attorneys and librarians for temporary or permanent assignments to law firms and corporate law departments. The Company also provides document retrieval services for attorneys and the general public.

Sales and Marketing

     LRC's marketing strategy centers on providing customized, value-added solutions in response to each customer's analytical research and writing needs. Because of the Company's historically limited marketing budget, the Company relied primarily on its customers' own initiatives to provide repeat business to LRC. Since its initial public offering, the Company has been targeting opportunities to capture an increasing share of its customers' analytical research and writing activities by increasing its contacts with its existing customers through direct mail, telemarketing and direct account services. Building on the increases in earnings in 1998 and 1999, the Company continued in 1999 to increase expenditures on direct mail and to add to its sales and telemarketing staff.

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

     In 1994, the Company entered into an agreement with West Publishing Company
- now West Group - pursuant to which West, the leading legal publisher in the U.S. and operator of the WESTLAW computer legal database, exclusively refers its customers requests for analytical legal research and writing to the Company.

Customer Relationships

     The Company generally operates under project-by-project contractual agreements. The pricing component of a contract generally includes a fixed price or an hourly rate for analytical research and writing services and separate charges for computer database and other ancillary charges. The Company generally charges higher hourly rates for expedited service and offers discounted rates to customers willing to commit to a specified usage of the Company's services.

     In 1996, pursuant to a three-year contract, the Company completed a large multijurisdictional survey for a customer, Bankers Systems, Inc. LRC updates the BSI Compliance Digest quarterly. Also in 1996, LRC developed, researched and now updates quarterly a study of the legal trends in the real estate business for the National Association of REALTORS (NAR). NAR is the largest and one of the oldest trade organizations in the U.S. The Company has a continuing relationship with Risk Enterprise Management (REM) under which the Company provides research and knowledge management services directly to the attorneys and law firms serving REM. The Company also has a continuing relationship with West Group, providing research on a variety of projects. Revenues from the Company's ten largest customers accounted for approximately 75% of total revenues in 1999.

Executive Officers of the Company

     The following sets forth biographical information for Christopher R. Ljungkull and James R. Seidl, the executive officers of the Company. Biographical information for directors of the Company can be found in the Company's 2000 Proxy Statement, incorporated herein by reference.

     Christopher R. Ljungkull has been Chief Executive Officer of the Company since rejoining it on a full time basis in 1994. From 1987 to 1994, Mr.
Ljungkull served in various marketing and editorial capacities with West Publishing Corporation, most recently as an editor. Mr. Ljungkull is an attorney and co-founder of the Company and has been a director since its inception.

     James R. Seidl has been the President of the Company since 1988 and served as its Chief Executive Officer prior to Mr. Ljungkull's return in 1994. Mr. Seidl is an attorney and co-founder of the Company and has been a director of the Company since its inception.

Personnel

     As of March 15, 2000, the Company had 22 employees, including 10 full-time research attorneys, and a pool of 62 contract attorneys. Many of the Company's contract attorneys work part-time. No Company employees are currently represented by labor unions and the Company is not a party to any collective bargaining agreement. The Company has never been subject to any form of work stoppage or strike and has not experienced any labor difficulties. The current full-time staffing level is considered to be adequate. The Company expects that it will continue to need more contract attorneys as its business grows and expects that it will be able to secure such attorneys as needed.

Competition

     The business of providing legal research services is highly competitive and extremely fragmented. The Company competes in the corporate market with in-house counsel and outside law firms and individual legal practitioners, who are also customers of the Company. For its major corporate clients, the Company competes with larger law firms that have the financial ability to negotiate flexible fee arrangements for their major clients. The Company also competes with other companies, such as the National Legal Research Group and Legal Research Network, which also provide legal research services on an outsourced basis, both of which may have significantly greater resources than the Company and therefore may also have the ability to compete more effectively.

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

                         Item 2. DESCRIPTION OF PROPERTY

     The Company's corporate headquarters and administrative offices are located in Minneapolis, Minnesota in an office building and consists of approximately 6,057 square feet leased office space. The Company leases the facility from a related party under an operating lease expiring January 2001, requiring annual rent of approximately $61,000 and a portion of the increase in tax and operating costs over their 1993 levels. The lease is on the same terms and conditions as the lease between the related party and the related party's landlord. Because most of the Company's research attorneys generally office in their homes or in public library facilities, the Company believes that the leased premises are sufficient for its current operations and its foreseeable needs.

                            Item 3. LEGAL PROCEEDINGS

     Except as described below, the Company is not currently a party to any litigation which would likely have a materially adverse effect on the Company's results of operations or financial condition, if decided adversely to the Company.

     In June of 1998 the Company was sued by Lawfinders Associates, Inc. (LFA), a Dallas competitor, based on LFA's allegation that the Company usurped proprietary information learned in the context of preliminary discussions of a business combination, which did not materialize. The lawsuit was based on the Company's plan to offer customers for appellate briefs a 100% guarantee based on result. This plan was halted when LFA obtained a temporary restraining order in Texas state court temporarily ending LRC's program. LFA sought unspecified damages and to enjoin LRC from offering a results-based guarantee. On November 4, 1998, a federal court in Dallas, Texas granted LRC's request to dissolve the state court order and rejected LFA's claims that it had exclusive rights to guaranteed brief writing services. The Company expects to continue to prevail in the proceedings and expects all its costs related to the litigation to be covered by its insurer.

           Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the Company's 1999 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

        Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

     The Company's Common Stock trades on the Over-the-Counter Bulletin Board under the symbol "LRCI". As of March 15, 2000, there were approximately 55 recordholders of its Common Stock. The Company estimates that there are approximately 715 beneficial holders of its Common Stock.

     The following table sets forth the quarterly high and low bid prices for the periods indicated, through December 31, 1999, as reported by Nasdaq. The prices listed are inter-dealer quotations without retail markup, markdown or commission and may not reflect actual transactions. The Company has not independently verified the prices listed.

           Period                                Low Bid           High Bid
           ------                                -------           --------
     01/01/98 - 03/31/98                         $0.188             $0.50

     04/01/98 - 06/30/98                         $0.219             $0.438

     07/01/98 - 09/30/98                         $0.219             $0.39

     10/01/98 - 12/31/98                         $0.188             $0.39

     01/01/99 - 03/31/99                         $0.20              $0.938

     04/01/99 - 06/30/99                         $0.625             $3.00

     07/01/99 - 09/30/99                         $1.50              $2.00

     10/01/99 - 12/31/99                         $1.312             $2.563

        Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

General

     The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this Report.

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

     Company's dependence on a major customer or customers.

     Failure of the Company or its partners successfully to expand its market share and sell products and services.

     Company's inability to produce and deliver its products and services at margins sufficient to cover operating costs.

     Company's inability to continue operating due to insufficient cash or capital.

     The Company's revenues have historically been derived from conducting analytical research and writing on a non-recurring basis for its customers. In 1999, 10 customers accounted for approximately 75% of the Company's revenues. The loss of one or more of these customers without the Company generating replacement business would have a material adverse impact on its financial condition. Historically, the Company has experienced a seasonal fluctuation in revenues with the second and third quarters being the slowest quarters of the year and the last quarter being the strongest.

Results of Operations

Year ended December 31, 1999 compared to the year ended December 31, 1998

     Revenues: Revenues increased by $1,991,072 or 83% to $4,394,151 for 1999 compared to revenues of $2,403,079. The increase in revenues is primarily attributable to increased sales to corporate and private attorneys.

     Direct Operating Costs: Direct operating costs for compensation and other benefits include hourly contract fees for independent research attorneys, hourly and salaried compensation of staff research attorneys, document production and support personnel. Other direct operating costs include outside research fees and services, royalty fees for association referrals, computer database charges, long distance and photocopying charges and document retrieval expenses.

     Total direct operating costs increased $965,997 or 84% to $2,110,485 compared to 1998 direct operating costs of $1,144,488. This increase is directly related to the increase in revenue for 1999 with compensation and benefits comprising 97% of the increase.

     Gross Profit: Gross profit increased $1,025,075 for 1999, or 81%, to $2,283,666 compared to $1,258,591 for 1998. This increase was primarily due to the increase in revenue. As a percentage of revenue, gross profit remained consistent with 1998 at 52%.

     Other Operating Costs: Other operating costs include compensation of officers, sales and other corporate staff, advertising and direct marketing expenditures and general corporate overhead, including depreciation and amortization.

     Other operating costs increased $297,970 or 25%, to $1,503,555 compared to 1998 costs of $1,205,585. The increase is due to a 66% increase in sales and marketing expenditures offset by a 4% decrease in general and administrative costs. Other operating costs decreased as a percentage of revenues from 50% in 1998 to 34% in 1999.

     Depreciation   and   Amortization:   The  Company  had   depreciation   and
amortization of $134,069 in 1999 compared to $155,081 in 1998.

     Earnings Before Interest, Taxes, Depreciation and Amortization: Earnings before interest, taxes, depreciation and amortization were $834,025 or $.35 per share for 1999, compared to $223,203 or $.10 per share for 1998.

     Other Income and Expenses: Interest income increased $26,405 or 175% to $41,521 over interest income of $15,116 in 1998. The Company incurred a one-time charge of $80,959 as a result of determining that notes due from American Research Corporation were uncollectible.

     Net Income: The Company earned $716,172 or $.30 per share (basic) and $.28 per share (diluted) for the year ended December 31, 1999, compared to earnings of $55,240 or $.02 per share (basic and diluted) for the comparable period in 1998.

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

Liquidity and Capital Resources

     At December 31, 1999, the Company had cash and cash equivalents of $1,347,469 and working capital of $1,732,512. At the same time in 1998, the Company had cash and cash equivalents of $436,110 and working capital of $812,006.

     Net cash provided by operating activities was $890,644 in 1999 compared to $28,081 net cash provided in operating activities in 1998, or an increase of 3072%. The Company had net income of $716,172 compared to a net income of $55,240 in 1998 for the reasons discussed above.

     Investment activities used $7,687 in 1999. The cash was used for purchases, net of sales, of equipment.

     Financing activities provided $28,402 from the proceeds of exercised stock options.

     In the third quarter of 1999, two notes payable totaling $200,000 were converted to common stock at $1 per share.

     The Company does not anticipate the payment of cash dividends on its Common Stock in the foreseeable future. It is anticipated that profits received from operations will be devoted to the Company's future operations. Any decision to pay dividends will depend upon the Company's profitability at the time, cash availability and other factors.

Business Outlook

     The Company continues to focus its marketing/sales efforts on direct marketing of its traditionally-strong products and services. The Company believes the market for the outsourced legal research and writing services it provides to be growing and that it can continue to increase revenues.

     Additionally, the Company believes that it will continue to be able to find researchers of sufficient talent and in sufficient numbers to meet the demands of expected growth.

                          Item 7. FINANCIAL STATEMENTS

     The information required by this item is incorporated herein by reference to pages F-1 through F-13, which follow this page.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    CONTENTS

INDEPENDENT AUDITOR'S REPORT                                                F-1

FINANCIAL STATEMENTS

  Consolidated Balance Sheets                                               F-2

  Consolidated Statements of Income                                         F-3

  Consolidated Statements of Stockholders' Equity                           F-4

  Consolidated Statements of Cash Flows                                     F-5

  Notes to Consolidated Financial Statements                         F-6 - F-13

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Stockholders
Legal Research Center, Inc.
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of LEGAL RESEARCH CENTER, INC. as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LEGAL RESEARCH
CENTER, INC. as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                        LURIE, BESIKOF, LAPIDUS & CO., LLP

Minneapolis, Minnesota
February 8, 2000

                           LEGAL RESEARCH CENTER, INC.

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998


                     ASSETS                                              1999           1998
                                                                     -----------    -----------
CURRENT ASSETS
Cash and cash equivalents                                            $ 1,347,469    $   436,110
    Accounts receivable                                                  538,671        457,723
    Notes receivable                                                        --           30,909
    Other                                                                 29,339         33,121
                                                                     -----------    -----------
       TOTAL CURRENT ASSETS                                            1,915,479        957,863
                                                                     -----------    -----------

FURNITURE AND EQUIPMENT                                                  282,763        342,067
    Less accumulated depreciation                                        261,520        298,340
                                                                     -----------    -----------
                                                                          21,243         43,727
                                                                     -----------    -----------
OTHER ASSETS
    Notes receivable, net of current amount                                 --           50,050
    Development costs                                                    129,247        232,645
    Investment in CLO                                                       --             --
                                                                     -----------    -----------
                                                                         129,247        282,695
                                                                     -----------    -----------
                                                                     $ 2,065,969    $ 1,284,285
                                                                     ===========    ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                 $    20,370    $    44,235
    Accrued expenses:
       Compensation                                                      129,863         80,990
       Other                                                               3,078          3,155
    Income taxes payable                                                  10,000           --
    Client advances                                                       19,656         17,477
                                                                     -----------    -----------
       TOTAL CURRENT LIABILITIES                                         182,967        145,857
                                                                     -----------    -----------

NOTES PAYABLE                                                               --          200,000
                                                                     -----------    -----------
STOCKHOLDERS' EQUITY
    Common stock, $0.01 par value (authorized - 20,000,000 shares;
       issued - 3,602,454 and 3,327,633)                                  36,024         33,276
    Additional paid-in capital                                         7,095,661      6,870,007
    Accumulated deficit                                               (3,282,433)    (3,998,605)
    Notes receivable from officers and directors                      (1,966,250)    (1,966,250)
                                                                     -----------    -----------
                                                                       1,883,002        938,428
                                                                     -----------    -----------
                                                                     $ 2,065,969    $ 1,284,285
                                                                     ===========    ===========


See notes to consolidated financial statements.

                           LEGAL RESEARCH CENTER, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                     Years Ended December 31, 1999 and 1998


                                                       1999            1998
                                                   -----------      -----------

REVENUES                                           $ 4,394,151      $ 2,403,079
                                                   -----------      -----------

DIRECT OPERATING COSTS
    Compensation and benefits                        1,756,398          817,111
    Other                                              354,087          327,377
                                                   -----------      -----------
                                                     2,110,485        1,144,488
                                                   -----------      -----------

GROSS PROFIT                                         2,283,666        1,258,591
                                                   -----------      -----------

OTHER OPERATING COSTS
    Sales and marketing                                818,792          493,324
    General and administrative                         684,763          712,261
                                                   -----------      -----------
                                                     1,503,555        1,205,585
                                                   -----------      -----------

INCOME FROM OPERATIONS                                 780,111           53,006
                                                   -----------      -----------

OTHER INCOME (EXPENSE)
    Write-off notes receivable                         (80,959)            --
    Interest income                                     41,521           15,116
    Interest expense                                   (14,501)         (12,882)
                                                   -----------      -----------
                                                       (53,939)           2,234
                                                   -----------      -----------

INCOME BEFORE INCOME TAXES                             726,172           55,240

INCOME TAX EXPENSE                                      10,000             --
                                                   -----------      -----------

NET INCOME                                         $   716,172      $    55,240
                                                   ===========      ===========
NET INCOME PER COMMON SHARE
    Basic                                          $      0.30      $      0.02
                                                   ===========      ===========

    Diluted                                        $      0.28      $      0.02
                                                   ===========      ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
    Basic                                            2,368,302        2,287,633
    Diluted                                          2,587,282        2,292,568


See notes to consolidated financial statements.

                           LEGAL RESEARCH CENTER, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years Ended December 31, 1999 and 1998


                                               Common Stock           Additional
                                       --------------------------      Paid-in      Accumulated       Notes
                                          Shares         Amount        Capital        Deficit       Receivable         Total
                                       -----------    -----------    -----------    -----------     -----------     -----------
BALANCE, DECEMBER 31, 1997               3,327,633    $    33,276    $ 6,870,007    ($4,053,845)    ($1,966,250)    $   883,188

  Net income                                  --             --             --           55,240            --            55,240
                                       -----------    -----------    -----------    -----------     -----------     -----------

BALANCE, DECEMBER 31, 1998               3,327,633         33,276      6,870,007     (3,998,605)     (1,966,250)        938,428

  Exercise of stock options, net of
    10,183 options utilized  in
    cashless exercises                      74,821            748         27,654           --              --            28,402

  Conversion of debt                       200,000          2,000        198,000           --              --           200,000

  Net income                                  --             --             --          716,172            --           716,172
                                       -----------    -----------    -----------    -----------     -----------     -----------

BALANCE, DECEMBER 31, 1999               3,602,454    $    36,024    $ 7,095,661    ($3,282,433)    ($1,966,250)    $ 1,883,002
                                       ===========    ===========    ===========    ===========     ===========     ===========


See notes to consolidated financial statements.

                           LEGAL RESEARCH CENTER, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 1999 and 1998


                                                                              1999           1998
                                                                          -----------     -----------
OPERATING ACTIVITIES
    Net income                                                            $   716,172     $    55,240
    Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                                            30,671          71,777
       Amortization of intangible assets and capitalized
          development costs                                                   103,398          83,304
       Write-off notes receivable                                              80,959            --
       Gain on sale of furniture and equipment                                   (500)         (3,319)
       Accounts receivable                                                    (80,948)       (180,579)
       Other current assets                                                     3,782          10,278
       Accounts payable                                                       (23,865)        (13,176)
       Accrued expenses                                                        48,796          13,852
       Income taxes payable                                                    10,000            --
       Client advances                                                          2,179          (9,296)
                                                                          -----------     -----------
          Net cash provided by operating activities                           890,644          28,081
                                                                          -----------     -----------

INVESTING ACTIVITIES
    Proceeds from sale of furniture and equipment                                 500           4,430
    Purchases of furniture and equipment                                       (8,187)           --
    Cash received on notes receivable                                            --            40,000
    Capitalized development costs                                                --            (2,325)
                                                                          -----------     -----------
          Net cash provided (used) by investing activities                     (7,687)         42,105
                                                                          -----------     -----------

FINANCING ACTIVITIES
    Proceeds from exercise of stock options                                    28,402            --
    Proceeds from notes payable                                                  --           200,000
                                                                          -----------     -----------
          Net cash provided by financing activities                            28,402         200,000
                                                                          -----------     -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                         911,359         270,186

CASH AND CASH EQUIVALENTS
    Beginning of year                                                         436,110         165,924
                                                                          -----------     -----------
    End of year                                                           $ 1,347,469     $   436,110
                                                                          ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for interest                                                $    14,501     $    12,882

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
    Conversion of notes payable to common stock                           $   200,000     $      --


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

     In October 1999, the Company sold The Law Office, Inc. (TLO) and The Cyber Law Office, Inc. (CLO) (Note 2).

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and, prior to their sale in October 1999, TLO and CLO subsidiaries. All significant intercompany accounts and transactions are eliminated.

     Use of Estimates

     The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that may affect certain reported amounts and disclosures in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

     Revenue Recognition

     Revenue is recognized as the services are performed. Unbilled services relate to revenue recognized for services performed, but not billed.

     Cash and Cash Equivalents

     All investments purchased with a maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents include money market accounts at financial institutions located in Minnesota of approximately $1,339,200 and $430,700 at December 31, 1999 and 1998,
     respectively. These investments are not insured by the Federal Deposit Insurance Corporation.

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

     Development Costs

     The Company capitalized certain product costs incurred for the development of the Corporate Alternative Dispute Resolution Enterprises (CADRE)
     training program. Capitalized costs include direct labor, fees, and expenses of contractors who assisted in the development of the product. The Company completed the development of CADRE during the first quarter of 1998 and began amortizing the capitalized costs over three years on the straight-line method. Accumulated amortization was $186,702 and $83,304 at December 31, 1999 and 1998, respectively.

     Advertising and Promotions

     Costs associated with advertising and promoting products are expensed in the year incurred. Advertising and promotion expenses were approximately $396,300 and $203,800 in 1999 and 1998, respectively.

     Net Income Per Common Share

     Basic net income per share is computed using the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common shares outstanding plus stock options and the shares subject to subscription if the inclusion of such items is dilutive.

     A reconciliation of net income and shares used to compute net income per common share-basic and assuming full dilution is as follows:

                                                         1999          1998
                                                      ----------    ----------
          Net income as reported - basic              $  716,172    $   55,240
          Effect of convertible notes                      2,056          --
                                                      ----------    ----------
          Net income assuming full dilution           $  718,228    $   55,240
                                                      ==========    ==========

          Weighted average common shares - basic       2,368,302     2,287,633
          Effect of dulutive securities:
             Stock options                               187,522         4,935
             Convertible notes                            31,458          --
                                                      ----------    ----------
          Weighted average common shares - diluted     2,587,282     2,292,568
                                                      ==========    ==========

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

2.   Sale of Subsidiaries and Investment in CLO -

     The Company sold the TLO and CLO common stock to the Company's co-chairman in October 1999. On the date of sale, TLO and CLO had no current assets, had fixed assets of approximately $65,000 which were fully depreciated and had current liabilities of approximately $5,185. The CLO and TLO common stock was exchanged for all the convertible preferred stock of CLO with a face value of $1.5 million. The preferred stock is convertible at the option of the Company into common stock of CLO valued at $1.5 million. The Company also received warrants to purchase $1.5 million of CLO common stock for approximately $770,000.

     Since CLO and TLO are not publicly traded, have no operating assets, and have generated substantial losses, there is a substantial doubt as to whether the Company will realize the gain from the sale of these entities. As a result, the $1.5 million value of the preferred stock is fully reserved and the gain is being deferred until such time as the convertible preferred stock and warrants can be readily converted into cash.

3.   Accounts Receivable -

     Accounts receivable consist of the following:

                                                    1999        1998
                                                  --------    --------
          Trade                                   $563,585    $458,430
          Unbilled services                         27,086      56,493
                                                  --------    --------
                                                   590,671     514,923
          Less allowance for doubtful accounts      52,000      57,200
                                                  --------    --------
                                                  $538,671    $457,723
                                                  ========    ========

4.   Notes Receivable -

     Notes totalling $80,959 were due from American Research Corporation, an entity in which the Company held a 5% investment through June 1997. The Company wrote off the notes as uncollectible during 1999.

                           LEGAL RESEARCH CENTER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   Notes Payable -

     The notes required quarterly interest payments at the annual rate of 10%. The notes were converted, at the option of the holder, into 200,000 shares of common stock during 1999.

6.   Notes Receivable From Officers and Directors -

     In September 1996, the Company sold an aggregate of 1,040,000 shares of common stock to three officers and/or directors at the closing price of $1.89 a share on September 4, 1996. The sales were financed with nonrecourse notes with the shares pledged as collateral. The notes bear interest at 8.5% and cannot be prepaid anytime before September 2003, except in connection with a merger, acquisition, or sale of substantially all of the Company's assets. The shares are restricted and cannot be sold or otherwise transferred without repaying the notes. The Company's policy is to not record interest income on the notes until the cash is received in September 2003.

     These shares are not deemed to be outstanding under generally accepted accounting principles. Rather, such shares are treated as stock options and therefore potentially dilutive for purposes of calculating weighted average common shares outstanding and earnings per share.

7.   Income Taxes -

     Income tax expense consists of the following:

                                                    1999          1998
                                                 -------          ----
          Current:
             Federal                             $ 7,000          $ --
             State                                 3,000            --
                                                 -------          ----
                                                 $10,000          $ --
                                                 =======          ====

     The Company utilized approximately $744,000 and $491,000 of federal and state net operating loss carryforwards, respectively, to reduce its 1999 tax liabilities. The Company utilized approximately $58,000 and $39,000 of federal and state net operating loss carryforwards, respectively, to reduce its 1998 tax liabilities.

     The significant differences between income taxes at the statutory rate and the effective tax rates were as follows:

                                                           1999          1998
                                                        ---------     ---------
          Tax computed at the statutory federal rate    $ 247,000     $  19,000
          Net operating loss carryforward utilized       (253,000)      (19,000)
          Alternative minimum taxes                        10,000          --
          Other                                             6,000          --
                                                        ---------     ---------
          Income tax expense                            $  10,000     $    --
                                                        =========     =========

     (continued)

                           LEGAL RESEARCH CENTER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   Income Taxes - (continued)

     Deferred taxes consist of the following:

                                                   1999                                            1998
                                -------------------------------------------     -------------------------------------------
                                    Total         Federal          State           Total          Federal          State
                                -----------     -----------     -----------     -----------     -----------     -----------
     Deferred tax assets:
        Allowance for doubt-
          ful accounts          $    21,000     $    18,000     $     3,000     $    81,000     $    70,000     $    11,000
        Intangible, other
          assets and accrued
          expenses                   36,000          30,000           6,000          71,000          61,000          10,000
        Furniture and
          equipment                  23,000          19,000           4,000          14,000          12,000           2,000
        Net operating loss
          carryforward              809,000         681,000         128,000       1,219,000       1,036,000         183,000
                                -----------     -----------     -----------     -----------     -----------     -----------
                                    889,000         748,000         141,000       1,385,000       1,179,000         206,000
     Valuation allowance           (889,000)       (748,000)       (141,000)     (1,385,000)     (1,179,000)       (206,000)
                                -----------     -----------     -----------     -----------     -----------     -----------
                                $      --       $      --       $      --       $      --       $      --       $      --
                                ===========     ===========     ===========     ===========     ===========     ===========

     The Company recorded a valuation allowance due to the uncertainty associated with the realization of the net deferred tax assets. The change in the valuation allowance was a decrease of $496,000 and $12,000 in 1999 and 1998, respectively.

     At December 31, 1999, the Company has a federal net operating loss carryforward totaling $2,004,000 (state - $1,202,000) expiring $750,000, $1,196,000 and $58,000, in 2011, 2012, and 2018, respectively.

8.   Stock Option Plans and Warrants -

     The Company has a 1995 Stock Option Plan and a 1997 Stock Option Plan which allow for the granting of incentive stock options and nonqualified stock options to purchase the Company's common stock. The exercise price of the options issued under the plans may not exceed the fair market value of the stock on the date of grant. The exercise period for incentive stock options may not exceed ten years. The Company reserved 700,000 shares of common stock for issuance under each plan.

     The Company also has the Legal Research Center, Inc. Existing Officer's Stock Option Plan. Pursuant to the Officers' Plan in 1995, the Company reserved and granted options to two officers to each purchase 180,000 shares of common stock. These incentive stock options are exercisable at fair value on the date of grant, are fully vested, and expire five years from the date of grant.

     Nonemployee directors are compensated with annual stock option grants (Director Options) of 5,000 shares, exercisable at fair market value on the date of grant, and expire ten years after issuance.

     (continued)

                           LEGAL RESEARCH CENTER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   Stock Option Plans and Warrants - (continued)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999 and 1998, respectively; no dividend yield during the expected life of outstanding options; expected volatility of 104% and 167%; risk-free interest rates of 5.5% for both years, and expected lives of 2.4 and 2.5 years.

     A summary of the status of the stock options under these plans, including the stock issued to officers and directors which are treated as stock options, is as follows:

                                            1999                  1998
                                  ----------------------  ----------------------
                                               Weighted-               Weighted-
                                                Average                 Average
                                               Exercise                 Exercise
                                   Options       Price     Options       Price
                                  ----------     -----    ----------     -----
     Outstanding at
        beginning of year          1,793,471     $2.60     1,653,404     $2.81
     Granted                         263,200      1.49       193,200       .25
     Exercised                       (85,004)      .34          --        --
                                   ---------
     Forfeited                       (69,000)     2.61       (53,133)     1.74
                                   ---------               ---------     -----
     Outstanding at
        end of year                1,902,667     $2.55     1,793,471     $2.60
                                   ---------               ---------

     Weighted-average grant date
        fair value of options
        granted during the year                  $ .77                   $ .21
                                                 =====                   =====

     The following table summarizes information about stock options outstanding as of December 31, 1999:

                                                     Options Outstanding
                                                 -----------------------------
                                                     Weighted-       Weighted-
         Range of                                     Average         Average
         Exercise                                    Remaining       Exercise
          Prices                     Options     Contractual Life     Price
      --------------                ---------    ----------------     -----
       $.13 - $.25                    159,300           4.2           $ .24
       $.30 - $.59                     10,000           1.7             .33
       $.75 - $.97                      5,300           2.2             .95
      $1.13 - $1.25                    84,367           2.8            1.13
      $1.56 - $1.75                    82,600           5.1            1.58
      $1.81 - $2.00                    56,000            .9            2.00
      $2.25 - $2.38                   100,100           3.0            2.38
      $2.97 - $3.50                 1,405,000           2.8            3.01
                                    ---------
       $.13 - $3.50                 1,902,667           3.0            2.55
                                    =========

     All of the above options are exercisable.

     (continued)

                           LEGAL RESEARCH CENTER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   Stock Option Plans and Warrants - (continued)

     The Company applies APB Opinion 25 and related interpretations in accounting for stock option plans. Accordingly, no compensation cost was recognized for options in 1999 or 1998 as the option exercise price did not exceed the market price on the date of grant. Had compensation cost for the stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS No. 123, the pro forma net income (loss) and pro forma net income
     (loss) per share would be as follows:

                                                   1999             1998
                                               -----------      -----------

     Net income (loss):
        As reported                            $   716,172      $    55,240
        Pro forma                                  589,961          (69,421)
     Net income (loss) per share:

        As reported - basic                    $      0.30      $      0.02
                    - diluted                         0.28             0.02
        Pro forma - basic                             0.25            (0.03)
                  - diluted                           0.23            (0.03)

     The pro forma effects of applying SFAS No. 123 are not indicative of future amounts since, among other reasons, the pro forma requirements of the Statement were applied only to options granted after December 31, 1994.

     In connection with the Company's initial public offering in 1995, the underwriter was granted warrants to purchase 135,000 shares of common stock at a price of $4.20 per share. The warrants expire in August 2000.

9.   Royalty Agreements -

     The Company has agreements with certain associations which require payment of royalties for projects. Royalty rates and terms vary depending upon the agreement. Royalty expense for 1999 and 1998 was approximately $26,900 and $9,500, respectively.

10.  Major Customers -

     The Company had the following transactions with significant customers:

                               Percent                  Accounts Receivable
                             of Revenues                  at December 31,
                          -----------------           -----------------------
     Customer              1999        1998             1999           1998
     --------             -----        ----           --------       --------
        A                  55%          30%           $125,900       $ 60,500
        B                  10%          16%             95,800        115,500

                           LEGAL RESEARCH CENTER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  Commitments and Contingencies -

     Lease

     The Company utilizes an office facility leased by a related party under an operating lease requiring monthly base rent of approximately $5,460 through January 2001. The Company complies with the same terms and conditions as the lease between the related party and the related party's landlord. Rent expense, including operating expenses, was approximately $63,800 and $61,300 for 1999 and 1998, respectively.

     Officer Employment Agreements

     The Company has employment agreements with two officers. The agreements, as amended, require annual base salaries of $84,000 for each officer, plus goal-oriented incentives, which may be adjusted by the Board of Directors. Incentive compensation expense under the officer employment agreements was approximately $110,000 and $17,200 in 1999 and 1998, respectively.

     Lawsuit

     During 1997 and early 1998, the Company had discussions with Lawfinders and Associates, Inc. (Lawfinders) about a possible business combination; the discussions  failed to produce an agreement  between the  parties.  In June
     1998, the Company was sued by Lawfinders who alleged the Company misappropriated Lawfinder's proprietary information. The Company asked the court to dismiss all of Lawfinder's claims. The Company believes that it will prevail in the litigation, should it continue. The Company's general liability insurance carrier has covered the Company's costs of defending the action and the Company believes that all future costs, if any, will be covered.

PART III

      Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information contained under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the 2000 Proxy Statement is incorporated herein by reference.

     Information concerning executive officers of the Company can be found under the caption "Executive Officers of the Company" in Item 1 hereof.

                         Item 10. EXECUTIVE COMPENSATION

     The information contained under the captions "Executive Compensation" and "Election of Directors____Board of Directors and Committees___Remuneration of Directors" in the 2000 Proxy Statement is incorporated herein by reference.

     Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained under the caption "Principal Shareholders" in the 2000 Proxy Statement is incorporated herein by reference.

             Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the caption "Certain Relationships and Transactions" in the 2000 Proxy Statement is incorporated herein by reference.

                    Item 13. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of the report:

Financial Statements. Audited financial statements as of December 31, 1999, 1998 and for the years then ended are filed as part of this Form 10-KSB. See Index to Financial Statements on Page F-1.

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

10.11     First Amendment to Net Office Lease Agreement dated
          June 1996
                                                                        2

10.14     Employment Agreement dated July 25, 1996 between
          The CyberLaw Office, Inc. and Arun K. Dube
                                                                        5

10.15     Sale of Common Stock to Officers and Directors on
          September 3, 1996
                                                                        4

11        Subsidiaries of Legal Research Center, Inc.                   5

27        1999 Fiscal Year End Financial Data Schedule           Filed Herewith

99.1      News Release regarding the agreement with Risk
          Enterprise Management                                         6

99.2      News Release regarding the agreement with WIRE                6

99.1      News Release regarding sale of CLO/TLO                 Filed Herewith

----------

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

                                        LEGAL RESEARCH CENTER, INC.

                                        By:  /s/ Christopher R. Ljungkull
                                             -------------------------------
                                             Christopher R. Ljungkull, CEO


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Name and Title                        Signature                    Date
    --------------                        ---------                    ----


Arun K. Dube
Co-Chairman of the Board              /s/ Arun K. Dube            March 26, 2000
                                      ----------------


Christopher R. Ljungkull
Co-Chairman of the Board
Chief Executive Officer
(Principal Executive Officer)        /s/ C.R. Ljungkull           March 26, 2000
                                     ------------------


James R. Seidl
President and Director               /s/ James R. Seidl           March 26, 2000
                                     ------------------


Bruce J. Aho                          /s/ Bruce J. Aho            March 26, 2000
                                      ----------------