Form 10QSB
period 2000-03-31
LEGAL RESEARCH CENTER INC
filed 2000-05-15
CIK 945506

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000 or

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

              3,603,554 shares of Common Stock as of March 31, 2000

                                      INDEX




PART I.  FINANCIAL INFORMATION                                             Page
                                                                           ----

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets
            March 31, 2000 and December 31, 1999...........................2
         Condensed Consolidated Statements of Income
            Three Months Ended March 31, 2000 and 1999.....................3
         Condensed Consolidated Statements of Cash Flows
            Three Months Ended March 31, 2000 and 1999.....................4
         Notes to Condensed Consolidated Financial Statements .............5

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................6


PART II.  OTHER INFORMATION

         Item 1.    Legal Proceedings......................................7

                          PART I. FINANCIAL INFORMATION

================================================================================
ITEM 1. FINANCIAL STATEMENTS


                           LEGAL RESEARCH CENTER, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 (Unaudited)
                                                                                  March 31,     December 31,
ASSETS                                                                              2000            1999
============================================================================================================
CURRENT ASSETS
      Cash and cash equivalents                                                 $ 1,676,127      $ 1,347,469
      Accounts receivable                                                           573,476          538,671
      Other                                                                         143,867           29,339
                                                                                -----------      -----------
                                TOTAL CURRENT ASSETS                              2,393,470        1,915,479
                                                                                -----------      -----------

FURNITURE AND EQUIPMENT                                                             282,763          282,763
      Less accumulated depreciation                                                 266,083          261,520
                                                                                -----------      -----------
                                                                                     16,680           21,243
                                                                                -----------      -----------

INTANGIBLE ASSETS                                                                   103,398          129,247
                                                                                -----------      -----------

                                                                                $ 2,513,548      $ 2,065,969
                                                                                ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
============================================================================================================
CURRENT LIABILITIES
      Accounts payable                                                          $   179,671      $    20,370
      Accrued expenses                                                              151,477          132,941
      Income taxes payable                                                            2,000           10,000
      Client advances                                                                63,956           19,656

                                                                                -----------      -----------
                              TOTAL CURRENT LIABILITIES                             397,104          182,967
                                                                                -----------      -----------

STOCKHOLDERS' EQUITY
      Common stock, $0.01 par value; (authorized 20,000,000 shares;
            issued - 3,603,554 and 3,602,454 shares respectively)                    36,035           36,024
      Additional paid-in capital                                                  7,096,173        7,095,661
      Accumulated deficit                                                        (3,049,514)      (3,282,433)
      Notes receivable from officers and directors                               (1,966,250)      (1,966,250)
                                                                                -----------      -----------
                                                                                  2,116,444        1,883,002
                                                                                -----------      -----------
                                                                                $ 2,513,548      $ 2,065,969
                                                                                ===========      ===========

See Notes to Condensed Consolidated Financial Statements

                           LEGAL RESEARCH CENTER, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                    (Unaudited)
                                                                     Three Months
                                                                   Ended March 31,
                                                            ---------------------------
                                                                   2000            1999
                                                            ---------------------------

REVENUES                                                    $ 1,221,959     $   819,671
                                                            -----------     -----------

DIRECT OPERATING COSTS
      Compensation and benefits                                 493,120         307,695
      Other                                                      88,176          85,276
                                                            -----------     -----------
                                                                581,296         392,971
                                                            -----------     -----------

GROSS PROFIT                                                    640,663         426,700
                                                            -----------     -----------

OTHER OPERATING COSTS
      Sales and marketing                                       212,768         182,055
      General and administrative                                215,691         166,770
                                                            -----------     -----------
                                                                428,459         348,825
                                                            -----------     -----------

INCOME FROM OPERATIONS                                          212,204          77,875
                                                            -----------     -----------

OTHER INCOME (EXPENSE)
      Interest income                                            20,715           6,080
      Interest expense                                             --            (4,932)
                                                            -----------     -----------
                                                                 20,715           1,148
                                                            -----------     -----------

NET INCOME                                                  $   232,919     $    79,023
                                                            ===========     ===========

NET INCOME PER COMMON SHARE
      Basic                                                 $      0.09     $      0.03
                                                            ===========     ===========
      Diluted                                               $      0.08     $      0.03
                                                            ===========     ===========
WEIGHTED AVERAGE COMMON SHARES OUSTANDING
      Basic                                                   2,563,984       2,409,252
                                                            ===========     ===========
      Diluted                                                 2,786,334       2,539,371
                                                            ===========     ===========

See Notes to Condensed Consolidated Financial Statements

                           LEGAL RESEARCH CENTER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            (Unaudited)
                                                                        Three Months Ended
                                                                             March 31
                                                                   -----------------------------
                                                                       2000            1999
                                                                   -----------------------------
OPERATING ACTIVITIES
     Net income                                                     $   232,919      $    79,024
     Adjustments to reconcile net income to net
         cash provided by operating activities:
            Depreciation                                                  4,563           10,393
            Amortization of intangible assets and
              capitalized development costs                              25,849           25,850
            Change in assets and liabilities:
              Accounts receivable                                       (34,805)          13,364
              Other current assets                                     (114,529)         (29,146)
              Accounts payable                                          159,301            2,179
              Accrued expenses                                           10,537            2,162
              Client advances                                            44,300           17,931
                                                                    -----------      -----------

                 Net cash provided by operating activities              328,135          121,757

FINANCING ACTIVITIES
     Proceeds from exercise of stock options                                523            1,712
                                                                    -----------      -----------

                 Increase in cash and cash equivalents                  328,658          123,469

Cash and cash equivalents
     Beginning of period                                              1,347,469          436,110
                                                                    -----------      -----------

     End of period                                                  $ 1,676,127      $   559,579
                                                                    ===========      ===========

See Notes to Condensed Consolidated Financial Statements

                           LEGAL RESEARCH CENTER, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000

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

The condensed consolidated balance sheet as of December 31, 1999, is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principals. The notes accompanying the consolidated financial statements in the Company's Annual Report on form 10-KSB for the year ended December 31, 1999, include accounting policies and additional information is pertinent to an understanding of both the December 31, 1999, balance sheet and the interim financial statements. The information has not changed substantially except as a result of normal transactions in the three months ended March 31, 2000, and as discussed in the following notes.

Major Customers: Two customers accounted for 58% and 10%, respectively, of the Company's revenues for the quarter ended March 31, 2000. One of these customers accounted for 49% of the Company's revenues for the quarter ended March 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and footnotes which appear elsewhere in this Report and the Company's Annual Report for 1999 on Form 10-KSB.

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

RESULTS OF OPERATIONS

Revenues: Revenues increased by $402,288 or 49%, to $1,221,959 for the three month period ended March 31, 2000, over the same period of 1999. The increase is primarily attributable to an increase in traditional research and writing services, multi-jurisdictional survey revenue, and document retrieval revenues.

Direct Operating Costs: Direct operating costs for compensation and benefits include hourly contract fees for independent research attorneys as well as salaries and hourly compensation of staff research attorneys, document production and support personnel. Other direct operating costs include outside research fees and services, royalty fees for association referrals, computer database charges, project data conversion fees, photocopying, and document retrieval expense.

Total direct operating costs increased $188,325 or 48%, for the three months ended March 31, 2000, from the same period in 1999. The increase in operating costs is due to the increase in revenues.

Direct operating costs, expressed as a percentage of revenues remained constant at 48% for the three months ended March 31, 2000, from the same period in 1999.

Gross Profit: Gross profit for the three months ended March 31, 2000, increased by $213,963 or 50% to $640,663 from gross profits of $426,700 for the comparable period for 1999. As a percentage of revenues, gross profit remained the same at 52% for the three months ended March 31, 2000, from the same period in 1999.

Other Operating Costs: Other operating costs include compensation of officers, sales and corporate staff, advertising and direct marketing expenditures and general corporate overhead, including depreciation. Other operating costs increased by $79,634 or 23% for the three months ended March 31, 2000, from the same period in 1999. This increase is due to increases in sales personnel and sales travel, and an increase in the allowance for doubtful accounts.

Other Income (Expense): Interest income increased $14,635 or 241% for the three months ended March 31, 2000, from the comparable period in 1999. The increase is a result of increased cash invested in interest bearing accounts and instruments. Interest expense decreased by $4,932 for the three months ended March 31, 2000, from the comparable period in 1999. The decrease is the result of converting a note payable to common stock in the third quarter of 1999.

Net Income: The Company earned $232,919 or $.09 (basic) and $.08 (diluted) per share for the three months ended March 31, 2000, compared to 79,023 or $.03 (basic and diluted) per share for the comparable period in 1999. The increase in income is the result of an increase in revenues while maintaining a consistent margin in direct operating costs.




LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2000, the Company had cash and cash equivalents of $1,676,127 and working capital of $1,996,367.

Cash generated by operating activities was $328,135 in the three months ended March 31, 2000.

                           Part II - Other Information

Item 1. Legal Proceedings

LAWFINDERS LITIGATION

On June 29, 1998, the Company was sued in Dallas, Texas by Lawfinders, Inc. ("Lawfinders"), a competitor of the Company, which alleged that the Company had misappropriated Lawfinders' proprietary information. Lawfinders sought injuctive relief and unspecified damages.

Commencing in the summer of 1997 and ending in early 1998, the Company was engaged in discussions with Lawfinders about a possible business combination. Those discussions failed to produce an agreement between the parties.

Lawfinders commenced suit in state court and obtained a temporary order restraining the Company from engaging in certain practices in connection with its appellate brief business. The Company removed the action to Federal Court and, on November 4, 1998, after consideration of the evidence and the parties' briefs, the Federal Court dissolved the temporary restraining order and because it found that it is unlikely that Lawfinders would be successful on the merits of its action, denied Lawfinders a preliminary injunction.

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

                                                   LEGAL RESEARCH CENTER, INC.

Dated: May 9, 2000                        By: /s/ Christopher R. Ljungkull
                                              -------------------------------
                                                  Christopher R. Ljungkull
                                                  Chief Executive Officer