Form 10QSB
period 2000-06-30
LEGAL RESEARCH CENTER INC
filed 2000-08-14
CIK 945506

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000 or

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

              3,607,079 shares of Common Stock as of June 30, 2000

                                      INDEX




PART I.  FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets
            June 30, 2000 and December 31, 1999...............................2
         Condensed Consolidated Statements of Income
           Three Months and Six Months Ended June 30, 2000 and 1999...........3
         Condensed Consolidated Statements of Cash Flows
            Six Months Ended June 30, 2000 and 1999...........................4
         Notes to Condensed Consolidated Financial Statements ................5

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................5


PART II.  OTHER INFORMATION

         Item 1. Legal Proceedings............................................7

         Item 4. Submission of Matters to a Vote of Security Holders..........7

         Item 5. Other Information............................................8

         Item 6. Exhibits and Reports on Form 8-K.............................8

                         PART I. FINANCIAL INFORMATION

--------------------------------------------------------------------------------
ITEM 1. FINANCIAL STATEMENTS

                           LEGAL RESEARCH CENTER, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              (Unaudited)
                                                                               June 30,            December 31,
ASSETS                                                                           2000                  1999
---------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
      Cash and cash equivalents                                               $ 1,606,374           $ 1,347,469
      Accounts receivable                                                         929,235               538,671
      Other                                                                       119,437                29,339
                                                                              -----------           -----------
                                TOTAL CURRENT ASSETS                            2,655,046             1,915,479
                                                                              -----------           -----------

FURNITURE AND EQUIPMENT                                                           282,342               282,763
      Less accumulated depreciation                                               270,663               261,520
                                                                              -----------           -----------
                                                                                   11,679                21,243
                                                                              -----------           -----------

INTANGIBLE ASSETS                                                                  77,548               129,247
                                                                              -----------           -----------

                                                                              $ 2,744,273           $ 2,065,969
                                                                              ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
      Accounts payable                                                        $   146,107           $    20,370
      Accrued expenses                                                            165,501               142,941
      Client advances                                                              71,806                19,656
                                                                              -----------           -----------
                              TOTAL CURRENT LIABILITIES                           383,414               182,967
                                                                              -----------           -----------

STOCKHOLDERS' EQUITY
      Common stock, $0.01 par value; (authorized 20,000,000 shares;
            issued - 3,607,046 and 3,602,454 shares respectively)                  36,070                36,024
      Additional paid-in capital                                                7,102,038             7,095,661
      Accumulated deficit                                                      (2,810,999)           (3,282,433)
      Notes receivable from officers and directors                             (1,966,250)           (1,966,250)
                                                                                                    -----------
                                                                                2,360,859             1,883,002
                                                                              -----------           -----------

                                                                              $ 2,744,273           $ 2,065,969
                                                                              ===========           ===========

See Notes to Condensed Consolidated Financial Statements

                           LEGAL RESEARCH CENTER, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                           Three Months                        Six Months
                                                                          Ended June 30,                     Ended June 30,
                                                                 -----------------------------        ------------------------------
                                                                      2000            1999               2000              1999
                                                                 -----------       -----------        -----------       -----------
REVENUES                                                         $ 1,317,373       $ 1,107,593        $ 2,539,332       $ 1,927,264
                                                                 -----------       -----------        -----------       -----------

DIRECT OPERATING COSTS
      Compensation and benefits                                      520,320           400,122          1,013,440           707,817
      Other                                                           86,928            77,861            175,104           163,137
                                                                 -----------       -----------        -----------       -----------
                                                                     607,248           477,983          1,188,544           870,954
                                                                 -----------       -----------        -----------       -----------

GROSS PROFIT                                                         710,125           629,610          1,350,788         1,056,310
                                                                 -----------       -----------        -----------       -----------

OTHER OPERATING COSTS
      Sales and marketing                                            283,682           209,354            496,450           391,409
      General and administrative                                     211,324           178,919            427,015           345,689
                                                                 -----------       -----------        -----------       -----------
                                                                     495,006           388,273            923,465           737,098
                                                                 -----------       -----------        -----------       -----------

INCOME FROM OPERATIONS                                               215,119           241,337            427,323           319,212
                                                                 -----------       -----------        -----------       -----------

OTHER INCOME (EXPENSE)
      Interest income                                                 23,396             7,707             44,111            13,787
      Interest expense                                                  --              (4,986)              --              (9,918)
                                                                 -----------       -----------        -----------       -----------
                                                                      23,396             2,721             44,111             3,869
                                                                 -----------       -----------        -----------       -----------

NET INCOME                                                       $   238,515       $   244,058        $   471,434       $   323,081
                                                                 ===========       ===========        ===========       ===========

NET INCOME PER COMMON SHARE
      Basic                                                      $      0.09       $      0.10        $      0.18       $      0.14
                                                                 ===========       ===========        ===========       ===========
      Diluted                                                    $      0.09       $      0.10        $      0.17       $      0.13
                                                                 ===========       ===========        ===========       ===========
WEIGHTED AVERAGE COMMON SHARES OUSTANDING
      Basic                                                        2,563,907         2,329,113          2,563,508         2,329,113
                                                                 ===========       ===========        ===========       ===========
      Diluted                                                      2,785,037         2,532,063          2,784,879         2,495,648
                                                                 ===========       ===========        ===========       ===========


See Notes to Condensed Consolidated Financial Statements

                           LEGAL RESEARCH CENTER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                ------------------------------------
                                                                                    2000                   1999
                                                                                ------------------------------------
OPERATING ACTIVITIES
     Net income                                                                 $   471,434             $   323,083
     Adjustments to reconcile net income to net
         cash provided by operating activities:
            Depreciation                                                              9,564                  18,569
            Amortization of intangible assets and
              capitalized development costs                                          51,699                  51,699
            Change in assets and liabilities:
              Accounts receivable                                                  (390,564)                (87,761)
              Other current assets                                                  (90,098)                (16,511)
              Accounts payable                                                      125,737                  (5,970)
              Accrued expenses                                                       22,560                  52,143
              Client advances                                                        52,150                  67,613
                                                                                -----------             -----------

                 Net cash provided by operating activities                          252,482                 402,865

FINANCING ACTIVITIES
     Proceeds from exercise of stock options                                          6,423                   9,730
                                                                                -----------             -----------

                 Increase in cash and cash equivalents                              258,905                 412,595

Cash and cash equivalents
     Beginning of period                                                          1,347,469                 436,110
                                                                                -----------             -----------

     End of period                                                              $ 1,606,374             $   848,705
                                                                                ===========             ===========

See Notes to Condensed Consolidated Financial Statements

                           LEGAL RESEARCH CENTER, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000

                                   (unaudited)

Basis Of Presentation: The interim financial statements are unaudited, and in the opinion of management reflect all adjustments necessary for a fair presentation of results of such periods. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full fiscal year.

The condensed consolidated balance sheet as of December 31, 1999, is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principals. The notes accompanying the consolidated financial statements in the Company's Annual Report on form 10-KSB for the year ended December 31, 1999, include accounting policies and additional information is pertinent to an understanding of both the December 31, 1999, balance sheet and the interim financial statements. The information has not changed substantially except as a result of normal transactions in the six months ended June 30, 2000, and as discussed in the following notes.

Major Customers: One customer accounted for 50% of the Company's revenues for the quarter ended June 30, 2000. The same customer accounted for 57% of the Company's revenues for the quarter ended June 30, 1999.

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

RESULTS OF OPERATIONS

Revenues: Revenues increased by $209,780 or 19%, to $1,317,373 for the three month period ended June 30, 2000, over the same period of 1999. For the six month period, revenues increased by $612,068 or 32%. The increase is primarily attributable to increases in research and writing services, multi-jurisdictional survey revenue, and document retrieval revenue.

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

Direct operating costs increased $129,265 or 27%, for the three months ended June 30, 2000, from the same period in 1999. For the six month period, direct operating costs increased $317,590 or 36%. The increase in operating costs is due to the increase in revenues.

Direct operating costs, expressed as a percentage of revenues increased 3% to 46% for the three months ended June 30, 2000, from the same period in 1999. For the six month period, direct operating costs as a percentage of revenue increased from 45% to 47%.

Gross Profit: Gross profit for the three months ended June 30, 2000, increased by $80,515 or 13% to $710,125 from gross profits of $629,610 for the comparable period for 1999. As a percentage of revenues, gross profit decreased 3% to 54% for the three months ended June 30, 2000, from the same period in 1999. The decrease in gross profit is attributable to an increase in cost of production without an increase in rates.

For the six months ended June 30, 2000, gross profit increased $294,478 or 28% from the comparable 1999 period. As a percentage of revenue, gross profit decreased from 55% to 53% for the six months ended June 30, 2000, from the same period in 1999.

Other Operating Costs: Other operating costs include compensation of officers, sales and corporate staff, advertising and direct marketing expenditures and general corporate overhead, including depreciation. Other operating costs increased by $106,733 or 27% for the three months ended June 30, 2000, from the same period in 1999. For the six month period, other operating costs increased $186,367 or 25% from the comparable period in 1999. This increase is due to increases in sales personnel and sales travel, and direct marketing.

Other Income (Expense): Interest income increased $15,689 or 204% for the three months ended June 30, 2000, from the comparable period in 1999. For the six month period, interest income increased $30,324 or 220% from the same period in 1999. The increase is a result of increased cash invested in interest bearing accounts and instruments. Interest expense decreased by $4,986 for the three months ended June 30, 2000, from the comparable period in 1999. The decrease is the result of converting a note payable to common stock in the third quarter of 1999.

Net Income: The Company earned $238,515 or $.09 (basic and diluted) per share for the three months ended June 30, 2000, compared to $244,058 or $.10 (basic and diluted) per share for the comparable period in 1999. For the six month period ended June 30, 2000, the Company earned $471,434 or $.18 (basic) and $.17 (diluted) per share compared to $323,081 or $.14 (basic) and $.13 (diluted) per share for the comparable period in 1999. The decrease in net income for the three months ended June 30, 2000, is the result of an increase in the cost of sales and marketing and costs associated with the acquisition of stock in Integrity Interaction Corporation.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2000, the Company had cash and cash equivalents of $1,606,374 and working capital of $2,271,632.

Cash generated by operating activities was $252,482 in the three months ended June 30, 2000.

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

Item 4.   Submission of Matters to a Vote of Security Holders

          (a)  The Company's annual meeting was held on June 29, 2000.

          (b)  Directors  elected at the annual  meeting were Bruce J. Aho, Arun
               K. Dube, Christopher R. Ljungkull and James R. Seidl.

          (c)  Matters voted on, and votes cast, were as follows:

               a.   Election  of Bruce  J.  Aho,  for -  2,724,501,  withheld  -
                    114,250

               b.   Election  of Arun  k.  Dube,  for -  2,729,501,  withheld  -
                    109,250

               c. Election of Christopher R. Ljungkull, for - 2,728,501, withheld - 110,250

               d.   Election  of James R.  Seidl,  for -  2,728,501,  withheld -
                    110,250

               e. Addition of 1,000,000 shares to the Legal Research Center, Inc., 1997 Stock Option Plan, for - 1,564,714, against - 270,585, abstain - 50,750, Broker non-vote - 952,702

               f. Selection of Lurie, Besikof, Lapidus &Co., LLP as independent auditors of the Company for the fiscal year ending 12-31-2000, for - 2,823,101, against - 3,450, abstain
                    - 12,200.

Item 5. Other Information

On July 18, 2000, Legal Research Center, Inc. (the "Company") purchased 810,000 shares of Series A Convertible Preferred Stock (the "Shares") of Integrity Interactive Corporation, a Delaware corporation ("Integrity") for a purchase price of $500,000 cash. Upon conversion of the Shares, the investment would represent an approximate 9% interest in Integrity, on a fully diluted basis. Integrity is in the business of providing web-based compliance training for corporations. The Company financed the investment with existing cash reserves.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               2.1 Integrity Interactive Subscription Agreement dated as of July 18, 2000 with Legal Research Center, Inc.

          (b)  Reports on Form 8-K

               none

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           LEGAL RESEARCH CENTER, INC.

Dated: August 3, 2000              By: /s/ Christopher R. Ljungkull
                                       -----------------------------
                                           Christopher R. Ljungkull
                                           Chief Executive Officer