Form 10QSB
period 2000-09-30
LEGAL RESEARCH CENTER INC
filed 2000-11-15
CIK 945506

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000 or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________________

                         Commission file number 0-26548

                           Legal Research Center, Inc.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

Minnesota                                  41-1680384
-------------------------------------------------------------------------------
(State Or Other Jurisdiction              (IRS Employer Identification No.)
     Of Incorporation)

  700 Midland Square Building, 331 Second Avenue So., Minneapolis, MN    55401
--------------------------------------------------------------------------------
     (Address Of Principal Executive Offices)                         (Zip Code)

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

            3,607,079 shares of Common Stock as of November 13, 2000

                                      INDEX




PART I.  FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets
          September 30, 2000 and December 31, 1999...........................2
         Condensed Consolidated Statements of Income
          Three Months and Nine Months Ended September 30, 2000 and 1999.....3
         Condensed Consolidated Statements of Cash Flows
          Nine Months Ended September 30, 2000 and 1999......................4
         Notes to Condensed Consolidated Financial Statements ...............5

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................5


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings..........................................7

         Item 4.  Submission of Matters to a Vote of Security Holders........7

         Item 5. Other Information...........................................8

         Item 6...Exhibits and Reports on Form 8-K...........................8

                          PART I. FINANCIAL INFORMATION

--------------------------------------------------------------------------------
ITEM 1. FINANCIAL STATEMENTS

                           LEGAL RESEARCH CENTER, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                     (Unaudited)
                                                                    September 30,       December 31,
ASSETS                                                                  2000                1999
-------------------------------------------------------------------------------------------------------
CURRENT ASSETS
      Cash and cash equivalents                                         $ 1,278,862        $ 1,347,469
      Accounts receivable                                                   919,863            538,671
      Other                                                                  74,127             29,339
                                                                       -------------      -------------
                            TOTAL CURRENT ASSETS                          2,272,852          1,915,479
                                                                       -------------      -------------

FURNITURE AND EQUIPMENT                                                     303,962            282,763
      Less accumulated depreciation                                         278,812            261,520
                                                                       -------------      -------------
                                                                             25,150             21,243
                                                                       -------------      -------------

OTHER ASSETS
      Intangible assets                                                      51,699            129,247
      Investment in Integrity Interactive Corporation                       500,000                  -
                                                                       -------------      -------------
                                                                            551,699            129,247
                                                                       -------------      -------------

                                                                        $ 2,849,701        $ 2,065,969
                                                                       =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
      Accounts payable                                                     $ 84,149           $ 20,370
      Accrued expenses                                                      160,463            142,941
      Client advances                                                        48,650             19,656
                                                                       -------------      -------------
                         TOTAL CURRENT LIABILITIES                          293,262            182,967
                                                                       -------------      -------------

STOCKHOLDERS' EQUITY
      Common stock, $0.01 par value; (authorized 20,000,000 shares;
           issued - 3,607,079 and 3,602,454 shares respectively)             36,070             36,024
      Additional paid-in capital                                          7,102,038          7,095,661
      Accumulated deficit                                                (2,615,419)        (3,282,433)
      Notes receivable from officers and directors                       (1,966,250)        (1,966,250)
                                                                       -------------      -------------
                                                                          2,556,439          1,883,002
                                                                       -------------      -------------

                                                                        $ 2,849,701        $ 2,065,969
                                                                       =============      =============

See Notes to Condensed Consolidated Financial Statements

                           LEGAL RESEARCH CENTER, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                       Three Months                         Nine Months
                                                                    Ended September 30,                 Ended September 30,
                                                              --------------------------------    ------------------------------
                                                                    2000             1999              2000            1999
                                                              --------------------------------    ------------------------------


REVENUES                                                         $ 1,220,978      $ 1,214,160      $ 3,760,310      $ 3,141,424
                                                                -------------    -------------    -------------    -------------

DIRECT OPERATING COSTS
      Compensation and benefits                                      442,404          504,233        1,455,844        1,212,050
      Other                                                           75,820           85,460          250,924          248,597
                                                                -------------    -------------    -------------    -------------
                                                                     518,224          589,693        1,706,768        1,460,647
                                                                -------------    -------------    -------------    -------------

GROSS PROFIT                                                         702,754          624,467        2,053,542        1,680,777
                                                                -------------    -------------    -------------    -------------

OTHER OPERATING COSTS
      Sales and marketing                                            316,090          189,111          812,540          580,520
      General and administrative                                     209,191          185,184          636,206          530,873
                                                                -------------    -------------    -------------    -------------
                                                                     525,281          374,295        1,448,746        1,111,393
                                                                -------------    -------------    -------------    -------------

INCOME FROM OPERATIONS                                               177,473          250,172          604,796          569,384
                                                                -------------    -------------    -------------    -------------

OTHER INCOME (EXPENSE)
      Interest income                                                 18,107           12,127           62,218           25,914
      Interest expense                                                     -           (4,584)               -          (14,501)
                                                                -------------    -------------    -------------    -------------
                                                                      18,107            7,543           62,218           11,413
                                                                -------------    -------------    -------------    -------------

NET INCOME                                                         $ 195,580        $ 257,715        $ 667,014        $ 580,797
                                                                =============    =============    =============    =============

NET INCOME PER COMMON SHARE
      Basic                                                           $ 0.08           $ 0.11           $ 0.26           $ 0.24
                                                                =============    =============    =============    =============
      Diluted                                                         $ 0.07           $ 0.10           $ 0.24           $ 0.22
                                                                =============    =============    =============    =============
WEIGHTED AVERAGE COMMON SHARES OUSTANDING
      Basic                                                        2,567,046        2,441,093        2,566,680        2,441,093
                                                                =============    =============    =============    =============
      Diluted                                                      2,843,171        2,650,196        2,806,302        2,650,196
                                                                =============    =============    =============    =============

See Notes to Condensed Consolidated Financial Statements

                           LEGAL RESEARCH CENTER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                              ----------------------------------
                                                                                   2000               1999
                                                                              ----------------------------------

OPERATING ACTIVITIES
     Net income                                                                    $ 667,014          $ 580,797
     Adjustments to reconcile net income to net
        cash provided by operating activities:
           Depreciation                                                               17,292             25,208
           Amortization of intangible assets                                          77,549             77,549
           Change in assets and liabilities:
             Accounts receivable                                                    (381,192)          (156,414)
             Other current assets                                                    (44,788)           (18,916)
             Accounts payable                                                         63,779            (17,864)
             Accrued expenses                                                         17,522            208,114
             Client advances                                                          28,994             (2,487)
                                                                              ---------------    ---------------

                Net cash provided by operating activities                            446,170            695,987
                                                                              ---------------    ---------------

INVESTING ACTIVITIES
     Investment in Integrity Interactive Corporation                                (500,000)                 -
     Purchase of computers and equipment                                             (21,200)                 -
                                                                              ---------------    ---------------

                Net cash used by investing activities                               (521,200)                 -
                                                                              ---------------    ---------------

FINANCING ACTIVITIES
     Proceeds from exercise of stock options                                           6,423             12,792
                                                                              ---------------    ---------------

                Increase (decreased) in cash and cash equivalents                    (68,607)           708,779

Cash and cash equivalents
     Beginning of period                                                           1,347,469            436,110
                                                                              ---------------    ---------------

     End of period                                                               $ 1,278,862        $ 1,144,889
                                                                              ===============    ===============

See Notes to Condensed Consolidated Financial Statements

                          LEGAL RESEARCH CENTER, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000

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

The condensed consolidated balance sheet as of December 31, 1999, is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The notes accompanying the consolidated financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, include accounting policies and additional information is pertinent to an understanding of both the December 31, 1999, balance sheet and the interim financial statements. The information has not changed substantially except as a result of normal transactions in the six months ended June 30, 2000, and as discussed in the following notes.

Major Customers: One customer accounted for 72% of the Company's revenues for the three months ended September 30, 2000 and 57% for the nine months ended September 30, 2000. The same customer accounted for 64% of the Company's revenues for the three months ended September 30, 1999 and 58% for the nine months ended September 30, 1999.

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

RESULTS OF OPERATIONS

Revenues: Revenues increased by $6,818 or .6%, to $1,220,978 for the three month period ended September 30, 2000, over the same period of 1999. For the nine-month period, revenues increased by $618,886 or 19.7%. The increase is primarily attributable to increases in research and writing services, multi-jurisdictional survey revenue, and appellate brief services.

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

Direct operating costs decreased $71,469 or 12%, for the three months ended September 30, 2000, from the same period in 1999. For the nine-month period, direct operating costs increased $246,121 or 17%. The increase in operating costs is due to the increase in revenues.

Direct operating costs, expressed as a percentage of revenues decreased 6% to 42.4% for the three months ended September 30, 2000, from the same period in 1999. For the nine month period, direct operating costs as a percentage of revenue decreased 1% from 46.5% to 45.4%.

Gross Profit: Gross profit for the three months ended September 30, 2000, increased by $78,287 or 12.5% to $702,754 from gross profits of $624,467 for the comparable period for 1999. As a percentage of revenues, gross profit increased 6% to 57.6% for the three months ended September 30, 2000, from the same period in 1999. The increase in gross profit is attributable to a decrease in cost of production and expenses.

For the nine months ended September 30, 2000, gross profit increased $372,765 or 22% from the comparable 1999 period. As a percentage of revenues, gross profit increased from 53.5% to 54.6% for the nine months ended September 30, 2000, from the same period in 1999.

Other Operating Costs: Other operating costs include compensation of officers, sales and corporate staff, advertising and direct marketing expenditures and general corporate overhead, including depreciation. Other operating costs increased by $150,986 or 40% for the three months ended September 30, 2000, from the same period in 1999. For the nine-month period, other operating costs increased $337,353 or 30% from the comparable period in 1999. This increase is due to increases in sales personnel and sales travel, new technology and marketing.

Other Income (Expense): Interest income increased $5,980 or 49% for the three months ended September 30, 2000, from the comparable period in 1999. For the nine-month period, interest income increased $36,304 or 140% from the same period in 1999. The increase is a result of increased cash invested in interest bearing accounts and instruments. Interest expense decreased by $4,584 for the three months ended September 30, 2000, from the comparable period in 1999. The decrease is the result of converting a note payable to common stock in the third quarter of 1999.

Net Income: The Company earned $177,473 or $.08 (basic) and $.07 (diluted) per share for the three months ended September 30, 2000, compared to $257,715 or $.11 (basic) and $.10 (diluted) per share for the comparable period in 1999. For the nine month period ended September 30, 2000, the Company earned $667,104 or $.26 (basic) and $.24 (diluted) per share compared to $580,797 or $.24 (basic) and $.22 (diluted) per share for the comparable period in 1999. The decrease in net income for the three months ended September 30, 2000, is the result of an increase in sales and marketing costs and costs associated with the acquisition of stock in Integrity Interaction Corporation.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2000, the Company had cash and cash equivalents of $1,278,862 and working capital of $1,979,590.

Cash provided by operating activities was $446,170 in the three months ended September 30, 2000.


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

The Company has asked the court for summary judgment on all counts, and believes that it will prevail in the litigation, should it continue. The Company's costs of defending the action, including attorneys' fees, have been covered by the Company's general liability insurance carrier and the Company believes that all future costs of defending the litigation, if any, will be similarly covered.

Item 4. Submission of Matters to a Vote of Security Holders

     (a)  The Company's annual meeting was held on June 29, 2000.

     (b) Directors elected at the annual meeting were Bruce J. Aho, Arun K. Dube, Christopher R. Ljungkull and James R. Seidl.

     (c)  Matters voted on, and votes cast, were as follows:

          a.   Election of Bruce J. Aho, for - 2,724,501, withheld - 114,250
          b.   Election of Arun k. Dube, for - 2,729,501, withheld - 109,250
          c. Election of Christopher R. Ljungkull, for - 2,728,501, withheld - 110,250
          d.   Election of James R. Seidl, for - 2,728,501, withheld - 110,250
          e. Addition of 1,000,000 shares to the Legal Research Center, Inc., 1997 Stock Option Plan, for - 1,564,714, against - 270,585, abstain - 50,750, Broker non-vote - 952,702
          f. Selection of Lurie, Besikof, Lapidus & Co., LLP as independent auditors of the Company for the fiscal year ending 12-31-2000, for - 2,823,101, against - 3,450, abstain - 12,200.

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

Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits

               2.1 Integrity Interactive Corporation Subscription Agreement dated as of July 18, 2000 with Legal Research Center, Inc.

          (b)  Reports on Form 8-K

               none



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               LEGAL RESEARCH CENTER, INC.

Dated: November 3, 2000                        By: /s/ Christopher R. Ljungkull
                                                  -----------------------------
                                                  Christopher R. Ljungkull
                                                  Chief Executive Officer

                                  NEWS RELEASE

Media Contacts:   Christopher Ljungkull            Daryn Teague
                  Legal Research Center            Teague Communications
                  (800) 776-9377 or                (661) 297-5292 or
                            crl@lrci.com                     teaguecomm@aol.com

Legal Research Center Announces Solid Third Quarter Earnings, Record YTD Performance


Minneapolis - November 2, 2000 - Legal Research Center, Inc. (OTC: LRCI), the nation's leading provider of outsourced legal research and writing services, today reported its results for the third quarter ended September 30, 2000.

     For the quarter, revenues increased slightly to $1,220,978, compared to $1,214,160 for the third quarter of 1999. This marks the sixth consecutive quarter that LRC has posted quarterly revenues in excess of $1 million.

     The company also posted another quarter of solid earnings. Net income for the third quarter was $195,580 or $.08 per share, compared to $257,715, or $.11 per share, for the third quarter of 1999.

     The latest reported income brings year-to-date earnings to an all-time high for the first three quarters of $.26 per share, compared to $.24 per share through the third quarter a year ago.

     "In the third quarter, we were able to maintain healthy revenues and profit margins while making important investments in the future growth of the company," said Christopher Ljungkull, chief executive officer of Minneapolis-based LRC. "This consistent financial performance is the kind of predictability that should build investor confidence during fairly turbulent market conditions. Indeed, our revenues and gross margins year-to-date are slightly above projections while net income is significantly better than projected because of our ongoing success in managing costs."

                                     (more)

Legal Research Center Announces 3Q00 Results
Page Two

     According to Ljungkull, earnings declined slightly from the same period a year ago because of LRC's investments in its previously announced strategic alliance to produce Web-based legal compliance training with Integrity Interactive Corporation, a company in which LRC owns a minority equity stake, including capital outlays for additional sales staff, new technology and marketing. "Initial response to our Integrity online compliance training product has been fantastic," said Ljungkull. LRC announced its Integrity online compliance training offering in late-June of 2000.

     "This is a time of unprecedented optimism at LRC for core-business growth," said James Seidl, LRC's president. "In addition to the progress we are making with Integrity Interactive in the area of online legal compliance training, LRC's compliance-related Multi-jurisdictional Survey Program continues to evolve, expand and deliver unique value to our corporate customers. Leveraging breakthrough information-exchange and commerce-enabling technology, LRC will soon be repackaging and reselling its intellectual capital in ways never before possible."

     According to Seidl, "LRC is also working with companies like Heller Financial (NYSE: HF) to more effectively access, store, re-use and resell their proprietary intellectual capital, resulting in corporate-wide improvements in legal service quality, productivity and cost-efficiency. As a result of these innovative, industry-leading knowledge-management initiatives, LRC's book of business for 2000 and 2001 continues to grow at record pace."

     Minneapolis-based Legal Research Center (http://www.lrci.com) offers industry-leading legal research and writing services to attorneys in corporate and private practice throughout the world. Founded in 1978, LRC's workproducts include compliance-related multijurisdictional surveys, office memoranda, and formal court-ready documents such as trial and appellate briefs. LRC's knowledge management offerings include workproduct database design and facilitation, website content creation, and compliance training services. LRC has a core staff of more than 100 research attorneys, editors and administrators. Additionally, LRC accesses a global network of more than 4500 legal subject-matter experts who work in conjunction with LRC's core staff on selected assignments. LRC's research attorneys are honors graduates who have practiced law for at least two years, and many for over 25, in major law firms and corporate law departments throughout the United States.

Statements contained here, other than historical data, may be forward-looking and subject to risks and uncertainties including, but not limited to the continuation of revenues through the company's strategic alliances and the successful development of other new business, as well as those set forth in the company's 10-KSB, 10-QSB and other SEC filings.

                                      # # #
                   (Consolidated statements of income follow)

LEGAL RESEARCH CENTER, INC.

CONSOLIDATED STATEMENTS OF INCOME
      (unaudited)


                                                               Three Months                         Nine Months
                                                            Ended September 30,                 Ended September 30,
                                                   --------------------------------------  ------------------------------
                                                        2000                 1999               2000           1999
                                                   --------------------------------------  ------------------------------

 Revenues                                              $ 1,220,978           $ 1,214,160      $ 3,760,310     $3,141,424
 Income from operations                                $   177,473           $   250,172      $   604,796     $  596,384
 Net income                                            $   195,580           $   257,715      $   667,014     $  580,797
 Net income per common share
                                             Basic     $      0.08           $      0.11      $      0.26     $     0.24
                                           Diluted     $      0.07           $      0.10      $      0.24     $     0.22
Weighted average common
 shares outstanding                          Basic       2,567,046             2,441,093        2,566,680      2,441,093
                                           Diluted       2,843,171             2,650,196        2,806,302      2,650,196


CONDENSED CONSOLIDATED BALANCE SHEETS
      (unaudited)

                                                             September 30,
                                                                  2000
                                                           -------------------

Current assets                                                    $ 2,272,852
Furniture and equipment                                                25,150
Intangible assets                                                      51,699
Investment in Integrity Interactive Corporation                       500,000
                                                           -------------------
  Total assets                                                    $ 2,849,701
                                                           ===================

Current liabilities                                                 $ 293,262
Stockholders' equity                                                2,556,439
                                                           -------------------
  Total liabilities and stockholders' equity                      $ 2,849,701
                                                           ===================