Form 10KSB
period 2000-12-31
LEGAL RESEARCH CENTER INC
filed 2001-04-02
CIK 945506

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2000 or ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from              to           .
                               -------------   ----------

                         Commission file number 0-26548

                           Legal Research Center, Inc.
--------------------------------------------------------------------------------
(Name of Small Business Issuer in Its Charter)

Minnesota                                                  41-1680384
--------------------------------------------------------------------------------
(State or Other Jurisdiction                               (IRS Employer
of Incorporation or Organization)                        Identification No.)

700 Midland Square Building, 331 Second Ave. So., Minneapolis, MN       55401
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

Issuer's Telephone Number, Including Area Code:   612/332-4950

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share
--------------------------------------------------------------------------------
                                (Title of Class)

     Check whether the issuer filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                     ---

                            [Cover page 1 of 2 pages]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB x.

     State issuer's revenues for its most recent fiscal year. $5,144,937

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

                         $4,290,967 as of March 15, 2001



                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              3,614,379 shares of Common Stock as of March 15, 2001


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

     Definitive Proxy Statement of Legal Research Center, Inc., relating to the Annual Meeting of Shareholders to be held in June 2001 (the "2001 Proxy Statement") (incorporated by reference into Part III of this Form 10-KSB).

                            [Cover page 2 of 2 pages]

PART I

                         Item 1. DESCRIPTION OF BUSINESS

General

     Legal Research Center, Inc. (the "Company? or "LRC?) became a publicly owned company in August 1995. The Company provides outsourced legal research, writing and knowledge management services to U.S. and Canadian attorneys in corporate and private practice. The Company also serves as a content developer for legal publishers and creates law-related business-to-business and business-to-consumer content for Internet sites serving the legal profession and consumers. LRC utilizes a carefully selected group of attorneys to provide value-added services to its customers by (i) conducting computerized and manual legal and factual information research and analysis and (ii) preparing written memoranda, formal court-ready legal briefs and surveys of the law. The Company also markets and sells online compliance training products in partnership with Integrity Interactive Corporation, in which the Company holds an equity interest, and provides contract attorneys to law firms and corporate law departments on a temporary or permanent basis, and non-legal research services to the general public.

Business Highlights

     All core product and service offerings of the Company's business continued to grow in 2000, including research and writing for private attorneys, multijurisdictional surveys for corporate legal counsel, and the Company's Guaranteed Appellate Brief Service. Additionally, the Company continued to author and edit publications for legal publishers and added revenue from the sale of online compliance products developed and sold in partnership with Integrity Interactive Corporation. The revenue from the Company's 10 largest customers accounted for approximately 81%, and one customer 60%, of total revenue in 2000, as compared to 75% in 1999.

     For the fiscal year, the Company reported revenue of $5.1 million, an increase of 17% over the previous year's revenue of $4.4 million and an all-time high for the Company. Gross profit remained strong, at 52 cents for every $1 of revenue, the same as in 1999. The Company reported net income of $1,373,381, or $.54 per share (basic). Adjusted for a one-time tax benefit to reverse the valuation allowance related to net operating losses carried forward, the Company had net income of $803,581, or $.31 per share, a 12% increase from the previous year-end earnings of $716,172 or $.30 per share (basic).

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

     The Company provides full or part-time contract attorneys and librarians for temporary or permanent assignments to law firms and corporate law departments. The Company also provides document retrieval services for attorneys and the general public. In 2000, the Company continued to expand its content development services to legal publishers. Additionally, the Company began marketing and selling online compliance products in partnership with Integrity Interactive Corporation.

Sales and Marketing

     LRC's marketing strategy centers on providing customized, value-added solutions in response to each customer's analytical research and writing needs. Because of the Company's historically limited marketing budget, the Company relied primarily on its customers' own initiatives to provide repeat business to LRC. Since its initial public offering, the Company has been targeting opportunities to capture an increasing share of its customers' analytical research and writing activities by increasing its contacts with its existing customers through direct mail, telemarketing and direct account services. Building on the increases in earnings starting in 1998, the Company continued in 2000 to increase expenditures on direct mail and to add to its sales and telemarketing staff both for core research services and for the sale of online compliance training products through a partnership with Integrity Interactive Corporation.

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

     LRC developed, researched and now updates quarterly a study of the legal trends in the real estate business for the National Association of REALTORS(R)
(NAR). NAR is the largest and one of the oldest trade organizations in the U.S. The Company has a relationship with Risk Enterprise Management (REM) under which the Company provides research and knowledge management services directly to the attorneys and law firms serving REM. The Company has a relationship with West Group, providing research on a variety of projects.

Executive Officers of the Company

     The following sets forth biographical information for Christopher R. Ljungkull and James R. Seidl, the executive officers of the Company. Biographical information for directors of the Company can be found in the Company's 2001 Proxy Statement, incorporated herein by reference.

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

Personnel

     As of March 15, 2001, the Company had 79 employees, including 33 full-time research attorneys, 31 part-time research attorneys and a pool of 36 contract attorneys. Many of the Company's contract attorneys work part-time. No Company employees are currently represented by labor unions and the Company is not a party to any collective bargaining agreement. The Company has never been subject to any form of work stoppage or strike and has not experienced any labor difficulties. The current full-time staffing level is considered to be adequate. The Company expects that it will continue to need more contract attorneys as its business grows and expects that it will be able to secure such attorneys as needed.

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

                         Item 2. DESCRIPTION OF PROPERTY

     The Company will move its corporate headquarters and administrative offices in May, 2001. The new offices are located in Minneapolis, Minnesota in an office building and consist of approximately 7,958 square feet leased office space. The Company will lease the facility under an operating lease expiring April 2008, requiring average annual rent of approximately $86,400 and a portion of the tax and operating costs. Because most of the Company's research attorneys generally office in their homes or in public library facilities, the Company believes that the leased premises are sufficient for its current operations and its foreseeable needs.

                            Item 3. LEGAL PROCEEDINGS

     Except as described below, the Company is not currently a party to any litigation which would likely have a materially adverse effect on the Company's results of operations or financial condition, if decided adversely to the Company.

     In June of 1998 the Company was sued by Lawfinders Associates, Inc. (LFA), a Dallas competitor, based on LFA's allegation that the Company usurped proprietary information learned in the context of preliminary discussions of a business combination, which did not materialize. The lawsuit was based on the Company's plan to offer customers for appellate briefs a 100% guarantee based on results. This plan was halted when LFA obtained a temporary restraining order in Texas state court temporarily ending LRC's program. LFA sought unspecified damages and to enjoin LRC from offering a results-based guarantee. On November 4, 1998, a federal court in Dallas, Texas granted LRC's request to dissolve the state court order and rejected LFA's claims that it had exclusive rights to guaranteed brief writing services. The Company has asked the court for summary judgment on all counts, and expects to continue to prevail in the proceedings and expects all its costs related to the litigation to be covered by its insurer.

           Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the Company's 2000 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

        Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

     The Company's Common Stock trades on the Over-the-Counter Bulletin Board under the symbol "LRCI". As of March 15, 2001, there were approximately 55 recordholders of its Common Stock. The Company estimates that there are approximately 715 beneficial holders of its Common Stock.

     The following table sets forth the quarterly high and low bid prices for the periods indicated, through December 31, 2000, as reported by Nasdaq. The prices listed are inter-dealer quotations without retail markup, markdown or commission and may not reflect actual transactions. The Company has not independently verified the prices listed.

            Period                     Low Bid              High Bid
            ------                     -------              --------

     01/01/99 - 03/31/99               $  0.20              $ 0.938

     04/01/99 - 06/30/99               $ 0.625              $  3.00

     07/01/99 - 09/30/99               $  1.50              $  2.00

     10/01/99 - 12/31/99               $ 1.312              $ 2.563

     01/01/00 - 03/31/00               $  1.75              $ 2.625

     04/01/00 - 06/30/00               $  1.75              $3.0625

     07/01/00 - 09/30/00               $ 2.125              $2.9688

     10/01/00 - 12/31/00               $1.4375              $  2.25




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

     In connection with the "safe harbor? provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers that statements contained herein, other than historical data, may be forward-looking and subject to risks and uncertainties including, but not limited to the continuation of revenue through the Company's strategic alliances and the successful development of other new business. The following important factors could cause the Company's actual results to differ materially from those projected in forward-looking statements made by or on behalf of the Company:

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

     The Company's revenue have historically been derived from conducting analytical research and writing on a non-recurring basis for its customers. In 2000, 10 customers accounted for approximately 81%, and one customer 60%, of the Company's revenue. The loss of one or more of these customers without the Company generating replacement business would have a material adverse impact on its financial condition. Historically, the Company has experienced a seasonal fluctuation in revenue with the second and third quarters being the slowest quarters of the year and the last quarter being the strongest.

Results of Operations

Year ended December 31, 2000 compared to the year ended December 31, 1999

     Revenue: Revenue increased by $750,786 or 17% to $5,144,937 for 2000 compared to revenue of $4,394,151. The increase in revenue is primarily attributable to increased sales to corporate and private attorneys.

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

     Total direct operating costs increased $342,869 or 16% to $2,453,354 compared to 1999 direct operating costs of $2,110,485. This increase is directly related to the increase in revenue for 2000 with compensation and benefits comprising 98% of the increase.

     Gross Profit: Gross profit increased $407,917 for 2000, or 18%, to $2,691,583 compared to $2,283,666 for 1999. This increase was primarily due to the increase in revenue. As a percentage of revenue, gross profit remained consistent with 1999 at 52%.

     Other Operating Costs: Other operating costs include compensation of officers, sales and other corporate staff, advertising and direct marketing expenditures and general corporate overhead, including depreciation and amortization.

     Other operating costs increased $466,465 or 31%, to $1,970,020 compared to 1999 costs of $1,503,555. The increase is due to a 42% increase in sales and marketing expenditures and a 18% increase in general and administrative costs. Other operating costs increased as a percentage of revenue from 34% in 1999 to 38% in 2000.

     Depreciation   and   Amortization:   The  Company  had   depreciation   and
amortization of $122,667 in 2000 compared to $134,069 in 1999.

     Earnings Before Interest, Taxes, Depreciation and Amortization: Earnings before interest, taxes, depreciation and amortization were $844,230 or $.33 per share for 2000, compared to $833,221 or $.35 per share for 1999.

     Other Income and Expenses: Interest income increased $40,497 or 98% to $82,018 over interest income of $41,521 in 1999.

     Income Tax Expenses (Benefit): In 2000 the Company incurred a one-time tax benefit of $569,800 to reverse the valuation allowance related to net operating losses carried forward.

     Net Income: The Company earned $1,373,381 or $.54 per share (basic) and $.49 per share (diluted) for the year ended December 31, 2000, compared to earnings of $716,172 or $.30 per share (basic) and $.28 per share (diluted) for the comparable period in 1999.


Year ended December 31, 1999 compared to the year ended December 31, 1998

     Revenue: Revenue increased by $1,991,072 or 83% to $4,394,151 for 1999 compared to revenue of $2,403,079. The increase in revenue is primarily attributable to increased sales to corporate and private attorneys.

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

     Other operating costs increased $297,970 or 25%, to $1,503,555 compared to 1998 costs of $1,205,585. The increase is due to a 66% increase in sales and marketing expenditures offset by a 4% decrease in general and administrative costs. Other operating costs decreased as a percentage of revenue from 50% in 1998 to 34% in 1999.

     Depreciation   and   Amortization:   The  Company  had   depreciation   and
amortization of $134,069 in 1999 compared to $155,081 in 1998.

     Earnings Before Interest, Taxes, Depreciation and Amortization: Earnings before interest, taxes, depreciation and amortization were $833,221 or $.35 per share for 1999, compared to $223,203 or $.10 per share for 1998.

     Other Income and Expenses: Interest income increased $26,405 or 175% to $41,521 over interest income of $15,116 in 1998. The Company incurred a one-time charge of $80,959 as a result of determining that notes due from American Research Corporation were uncollectible.

     Net Income: The Company earned $716,172 or $.30 per share (basic) and $.28 per share (diluted) for the year ended December 31, 1999, compared to earnings of $55,240 or $.02 per share (basic and diluted) for the comparable period in 1998

Liquidity and Capital Resources

     At December 31, 2000, the Company had cash and cash equivalents of $575,817 and working capital of $2,547,859. At the same time in 1999, the Company had cash and cash equivalents of $1,347,469 and working capital of $1,732,512.

     Net cash provided by operating activities was $602,149 in 2000 compared to $890,644 in 1999, or a decrease of 32%.

     Investment activities used $1,380,224 in 2000. The cash was used for purchases of certificates of deposit, investment in Integrity Interactive Corporation and purchases of furniture and equipment.

     Financing activities provided $6,423 from the proceeds of exercised stock options.

     The Company does not anticipate the payment of cash dividends on its Common Stock in the foreseeable future. It is anticipated that profits received from operations will be devoted to the Company's future operations. Any decision to pay dividends will depend upon the Company's profitability at the time, cash availability and other factors.

Business Outlook

     The Company continues to focus its marketing/sales efforts on direct marketing of its traditionally-strong products and services, as well as the online compliance training products it offers in partnership with Integrity Interactive Corporation. The Company believes the market for the outsourced legal research and writing services it provides and for online compliance training to be growing and that it can continue to increase revenue.

     Additionally, the Company believes that it will continue to be able to find researchers of sufficient talent and in sufficient numbers to meet the demands of expected growth.

                          Item 7. FINANCIAL STATEMENTS

     The information required by this item is incorporated herein by reference to pages F-1 through F-14, which follow this page.

     Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

     None

                                 C O N T E N T S

                                                                      Page

INDEPENDENT AUDITOR'S REPORT                                           F-1

CONSOLIDATED FINANCIAL STATEMENTS

    Consolidated balance sheets                                        F-2

    Consolidated statements of income                                  F-3

    Consolidated statements of stockholders' equity                    F-4

    Consolidated statements of cash flows                              F-5

    Notes to consolidated financial statements                      F-6 - F-14

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Stockholders
Legal Research Center, Inc.
Minneapolis, Minnesota

     We have audited the accompanying consolidated balance sheets of Legal Research Center, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Legal Research Center, Inc. as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Lurie Besikof Lapidus & Company, LLP
Minneapolis, Minnesota

February 12, 2001

                           LEGAL RESEARCH CENTER, INC.

                           CONSOLIDATED BALANCE SHEETS



                                                            December 31,
                                                      -----------------------
                                ASSETS                   2000         1999
                                                      ---------    ----------

CURRENT ASSETS
    Cash and cash equivalents                         $  575,817   $1,347,469
    Certificates of deposit                              855,000         --
    Accounts receivable                                  939,132      538,671
    Deferred income taxes                                407,900         --
    Other                                                 93,289       29,339
                                                      ----------   ----------
       TOTAL CURRENT ASSETS                            2,871,138    1,915,479
                                                      ----------   ----------

FURNITURE AND EQUIPMENT                                  307,987      282,763
    Less accumulated depreciation                        280,789      261,520
                                                      ----------   ----------
                                                          27,198       21,243
                                                      ----------   ----------
OTHER ASSETS

    Development costs                                     25,849      129,247
    Investment in Integrity Interactive Corporation      500,000         --
    Deferred income taxes                                161,900         --
                                                      ----------   ----------
                                                         687,749      129,247
                                                      ----------   ----------

                                                      $3,586,085   $2,065,969
                                                      ==========   ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                               $   114,381    $    20,370
    Accrued expenses:
       Compensation                                    194,451        129,863
       Other                                             5,847         13,078
    Client advances                                      8,600         19,656
                                                   -----------    -----------
       TOTAL CURRENT LIABILITIES                       323,279        182,967
                                                   -----------    -----------

STOCKHOLDERS' EQUITY
    Common stock, $0.01 par value
       (authorized - 20,000,000 shares;
       issued - 3,607,079 and 3,602,454)                36,071         36,024
    Additional paid-in capital                       7,102,037      7,095,661
    Accumulated deficit                             (1,909,052)    (3,282,433)
    Notes receivable from officers and directors    (1,966,250)    (1,966,250)
                                                   -----------    -----------
                                                     3,262,806      1,883,002
                                                   -----------    -----------
                                                   $ 3,586,085    $ 2,065,969
                                                   ===========    ===========

                           LEGAL RESEARCH CENTER, INC.

                        CONSOLIDATED STATEMENTS OF INCOME



                                               Year Ended December 31,
                                             --------------------------
                                                 2000           1999
                                             -----------    -----------

REVENUE                                      $ 5,144,937    $ 4,394,151
                                             -----------    -----------

DIRECT OPERATING COSTS
    Compensation and benefits                  2,092,463      1,756,398
    Other                                        360,891        354,087
                                             -----------    -----------
                                               2,453,354      2,110,485
                                             -----------    -----------

GROSS PROFIT                                   2,691,583      2,283,666
                                             -----------    -----------

OTHER OPERATING COSTS
    Sales and marketing                        1,159,033        818,792
    General and administrative                   810,987        684,763
                                             -----------    -----------
                                               1,970,020      1,503,555
                                             -----------    -----------

INCOME FROM OPERATIONS                           721,563        780,111

OTHER INCOME (EXPENSE)
    Interest income                               82,018         41,521
    Write-off notes receivable                      --          (80,959)
    Interest expense                                --          (14,501)
                                             -----------    -----------
                                                  82,018        (53,939)
                                             -----------    -----------

INCOME BEFORE INCOME TAXES                       803,581        726,172

INCOME TAX EXPENSE (BENEFIT)                    (569,800)        10,000
                                             -----------    -----------

NET INCOME                                   $ 1,373,381    $   716,172
                                             ===========    ===========

NET INCOME PER COMMON SHARE
    Basic                                    $       .54    $       .30
                                             ===========    ===========

    Diluted                                  $       .49    $       .28
                                             ===========    ===========


WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
    Basic                                      2,565,215      2,368,302

    Diluted                                    2,793,342      2,587,282

                           LEGAL RESEARCH CENTER, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                              Common Stock           Additional
                                        -------------------------     Paid-in     Accumulated      Notes
                                           Shares       Amount        Capital       Deficit       Receivable        Total
                                        -----------   -----------   -----------   -----------    -----------    -----------

BALANCE AT DECEMBER 31, 1998              3,327,633   $    33,276   $ 6,870,007   $(3,998,605)   $(1,966,250)   $   938,428

    Exercise of stock options, net of
       10,183 options utilized in
       cashless exercises                    74,821           748        27,654          --             --           28,402

    Conversion of debt                      200,000         2,000       198,000          --             --          200,000

    Net income                                 --            --            --         716,172           --          716,172
                                        -----------   -----------   -----------   -----------    -----------    -----------

BALANCE AT DECEMBER 31, 1999              3,602,454        36,024     7,095,661    (3,282,433)    (1,966,250)     1,883,002

    Exercise of stock options, net of
       1,875 options utilized in
       cashless exercise                      4,625            47         6,376          --             --            6,423

    Net income                                 --            --            --       1,373,381           --        1,373,381
                                        -----------   -----------   -----------   -----------    -----------    -----------

BALANCE AT DECEMBER 31, 2000              3,607,079   $    36,071   $ 7,102,037   $(1,909,052)   $(1,966,250)   $ 3,262,806
                                        ===========   ===========   ===========   ===========    ===========    ===========


                           LEGAL RESEARCH CENTER, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Year Ended December 31,
                                                                        --------------------------
                                                                            2000          1999
                                                                        -----------    -----------

OPERATING ACTIVITIES
    Net income                                                          $ 1,373,381    $   716,172
    Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation                                                          19,269         30,671
       Amortization of development costs                                    103,398        103,398
       Deferred income taxes                                               (569,800)          --
       Write-off notes receivable                                              --           80,959
       Changes in operating assets and liabilities:
          Accounts receivable                                              (400,461)       (80,948)
          Other current assets                                              (63,950)         3,282
          Accounts payable                                                   94,011        (23,865)
          Accrued expenses                                                   57,357         58,796
          Client advances                                                   (11,056)         2,179
                                                                        -----------    -----------
             Net cash provided by operating activities                      602,149        890,644
                                                                        -----------    -----------

INVESTING ACTIVITIES
    Purchases of certificates of deposit                                   (855,000)          --
    Investment in Integrity Interactive Corporation                        (500,000)          --
    Purchases of furniture and equipment                                    (25,224)        (7,687)
                                                                        -----------    -----------
          Net cash used by investing activities                          (1,380,224)        (7,687)
                                                                        -----------    -----------

FINANCING ACTIVITIES
    Proceeds from exercise of stock options                                   6,423         28,402
                                                                        -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (771,652)       911,359

CASH AND CASH EQUIVALENTS
    Beginning of year                                                     1,347,469        436,110
                                                                        -----------    -----------

    End of year                                                         $   575,817    $ 1,347,469
                                                                        ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for interest                                              $      --      $    14,501

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
    Conversion of notes payable to common stock                         $      --      $   200,000


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

     Use of Estimates

     The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect certain reported amounts and disclosures in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

     Revenue Recognition

     Revenue is recognized as the services are performed. Unbilled services relate to revenue recognized for services performed, but not billed. The Company records a sales allowance for services estimated to be refunded under the Company's guaranteed appellate brief program.

     Cash and Cash Equivalents

     All investments purchased with a maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents includes accounts at financial institutions located in Minnesota. Deposits in these accounts exceeded the balance insured by the Federal Deposit Insurance Corporation by approximately $632,100 at December 31, 2000.

     Fair Value of Financial Instruments

     The carrying amounts of financial instruments consisting of cash and cash equivalents, receivables, and accounts payable approximate their fair values.

     (continued)

                           LEGAL RESEARCH CENTER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. Description of the Business and Summary of Significant Accounting Policies - (continued)

     Furniture and Equipment

     Furniture and equipment are recorded at cost. Depreciation is computed using the straight-line method over three to five years.

     Development Costs

     The Company capitalized certain product costs incurred for the development of the Corporate Alternative Dispute Resolution Enterprises (CADRE) training program. Capitalized costs include direct labor, fees, and expenses of contractors who assisted in the development of the product. The Company completed the development of CADRE during the first quarter of 1998 and began amortizing the capitalized costs over three years on the straight-line method. Accumulated amortization was $290,100 and $186,702 at December 31, 2000 and 1999, respectively.

     Advertising and Promotions

     Costs associated with advertising and promoting products are expensed in the year incurred. Advertising and promotion expenses were approximately $431,000 and $396,300 in 2000 and 1999, respectively.

     Net Income Per Common Share

     Basic net income per share is computed using the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common shares outstanding plus stock options and the shares subject to subscription if the inclusion of such items is dilutive.

     A reconciliation of net income and shares used to compute net income per common share - basic and diluted is as follows:

                                                    Year Ended December 31,
                                                  --------------------------
                                                     2000           1999
                                                  -----------    -----------

Net income as reported - basic                    $ 1,373,381    $   716,172
Effect of convertible notes                              --            2,056
                                                  -----------    -----------

Net income assuming full dilution                 $ 1,373,381    $   718,228
                                                  ===========    ===========
Weighted average common shares                      3,605,215      3,408,302
Common shares financed by notes (Notes 7 and 9)    (1,040,000)    (1,040,000)
                                                  -----------    -----------
Weighted average common shares - basic              2,565,215      2,368,302
Effect of dilutive securities:
   Stock options                                      228,127        187,522
   Convertible notes                                     --           31,458
                                                  -----------    -----------

Weighted average common shares - diluted            2,793,342      2,587,282
                                                  ===========    ===========

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

     Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) in June 1999, Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of the FASB Statement No 133 (SFAS No. 137) and in June 2000, Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133 (SFAS No. 138). SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging. It requires that all derivatives be recognized as either assets or liabilities at fair value and establishes specific criteria for the use of hedge accounting. SFAS No. 137 defers the effective date of the SFAS No. 133 by one year to fiscal years beginning after June 15, 2000. SFAS No. 138 amends the accounting and reporting standards of the SFAS No. 133 for certain derivative instruments and certain hedging activities. The Company's required adoption date is January 1, 2001. The Company anticipates, due to its limited use of derivative instruments, the adoption of the three statements will not have a material impact on the Company's consolidated financial statements.

     In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101 - Revenue Recognition (SAB No. 101). SAB No. 101 provides the SEC views in applying generally accepted accounting principles to selected revenue recognition issues. In June 2000, the SEC released Staff Accounting Bulletin No. 101B - Second Amendment (SAB No. 101B) delaying the implementation date of SAB No. 101 to no later than the fourth fiscal quarter of registrants with fiscal years beginning after December 15, 1999. The adoption of this pronouncement did not have a material effect on the Company's consolidated financial statements.


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

                           LEGAL RESEARCH CENTER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   Accounts Receivable -

     Accounts receivable consist of the following:

                                                       December 31,
                                                  ----------------------
                                                    2000          1999
                                                  --------      --------

       Trade                                      $951,569      $563,585
       Unbilled services                            32,563        27,086
                                                  --------      --------
                                                   984,132       590,671
       Less allowance for doubtful accounts         45,000        52,000
                                                  --------      --------
                                                  $939,132      $538,671
                                                  ========      ========

4.   Notes Receivable -

     Notes totaling $80,959 were due from American Research Corporation, an entity in which the Company held a 5% investment through June 1997. The Company wrote off the notes as uncollectible during 1999.

5.   Investment In Integrity Interactive Corporation -

     In July 2000, the Company purchased 810,000 shares of Series A Convertible Preferred Stock of Integrity Interactive Corporation (Integrity), a Delaware corporation, for $500,000. Integrity provides web-based compliance training for corporations.

     The Company accounts for its investment in Integrity using the cost method. Under the cost method, the investment in Integrity was recorded at cost. Dividends received from accumulated earnings subsequent to the date of the Company's investment in Integrity are recognized as income. Dividends received in excess of earnings subsequent to the date of the Company's investment are considered a return of the Company's investment and are recorded as a reduction of the Company's investment. No dividends were received by the Company from its investment in Integrity.

6.   Notes Payable -

     During 1999, the Company converted notes payable, at the option of the holder, into 200,000 shares of common stock.

7.   Notes Receivable From Officers and Directors -

     In September 1996, the Company sold an aggregate of 1,040,000 shares of common stock to three officers and/or directors at the closing price of $1.89 a share on September 4, 1996. The sales were financed with nonrecourse notes with the shares pledged as collateral. The notes bear interest at 8.5% and cannot be prepaid anytime before September 2003, except in connection with a merger, acquisition, or sale of substantially all of the Company's assets. The shares are restricted and cannot be sold or otherwise transferred without repaying the notes. The Company's policy is to not accrue interest income on the notes until the cash is received in September 2003.

     These shares are not deemed to be outstanding under accounting principles generally accepted in the United States of America. Rather, such shares are treated as stock options and therefore potentially dilutive for purposes of calculating weighted average common shares outstanding and earnings per share.

                           LEGAL RESEARCH CENTER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   Income Taxes -

     Income tax expense (benefit) consists of the following:

                                                    Year Ended December 31,
                                                -------------------------------
                                                  2000                 1999
                                                ----------           ----------
  Current:
     Federal                                    $     --             $    7,000
     State                                            --                  3,000
                                                ----------           ----------
                                                      --                 10,000
                                                ----------           ----------
  Deferred:
     Federal                                      (481,800)                --
     State                                         (88,000)                --
                                                ----------           ----------
                                                  (569,800)                --
                                                ----------           ----------
                                                $ (569,800)          $     --
                                                ==========           ==========

     The Company utilized approximately $820,000 and $657,000 of federal and state net operating loss carryforwards, respectively, to reduce its 2000 tax liabilities. The Company utilized approximately $744,000 and $491,000 of federal and state net operating loss carryforwards, respectively, to reduce its 1999 tax liabilities.

     The significant differences between income taxes at the statutory rate and the effective tax rates were as follows:

                                                       Year Ended December 31,
                                                       -----------------------
                                                         2000          1999
                                                       ---------    ---------
  Tax computed at the statutory federal rate           $ 273,200    $ 247,000
  State income tax, net of federal effect                 42,500         --
  Net operating loss carryforward utilized              (321,500)    (253,000)
  Reversal of valuation allowance                       (567,500)        --
  Other                                                    3,500       16,000
                                                       ---------    ---------

  Income tax expense (benefit)                         $(569,800)   $  10,000
                                                       =========    =========

     Deferred taxes consist of the following:


                                                      December 31,
                            --------------------------------------------------------------------
                                         2000                               1999
                            ------------------------------   -----------------------------------
                             Total      Federal    State       Total       Federal       State
                            --------   --------   --------   ---------    ---------    ---------
  Deferred tax assets:
     Allowance for doubt-
       ful accounts         $ 16,700   $ 13,600   $  3,100   $  21,000    $  18,000    $   3,000
     Intangible, other
       assets and accrued

       expenses               22,000     12,200      9,800      36,000       30,000        6,000
     Furniture and

       equipment              12,300     10,000      2,300      23,000       19,000        4,000
     Net operating loss
       carryforward          518,800    446,000     72,800     809,000      681,000      128,000
                            --------   --------   --------   ---------    ---------    ---------
                             569,800    481,800     88,000     889,000      748,000      141,000
  Valuation allowance           --         --         --      (889,000)    (748,000)    (141,000)
                            --------   --------   --------   ---------    ---------    ---------
                            $569,800   $481,800   $ 88,000   $    --      $    --      $    --
                            ========   ========   ========   =========    =========    =========

     (continued)

                           LEGAL RESEARCH CENTER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   Income Taxes - (continued)

     In 2000, the Company reversed the valuation allowance for the net deferred tax assets due to the likelihood of their realization. The change in the valuation allowance was a decrease of $889,000 and $496,000 in 2000 and 1999, respectively.

     At  December  31,  2000,  the  Company  has a federal  net  operating  loss
carryforward   totaling   $1,338,000   (state  -  $748,000)   expiring  $71,000,
$1,196,000, $58,000 and $13,000, in 2011, 2012, 2018, and 2019 respectively.

9.   Stock Option Plans and Warrants -

     The Company has a 1995 Stock Option Plan and a 1997 Stock Option Plan which allow for the granting of incentive stock options and nonqualified stock options to purchase the Company's common stock. The exercise price of the options issued under the plans may not exceed the fair market value of the stock on the date of grant. The exercise period for incentive stock options may not exceed ten years. During 2000, the Company increased the shares reserved for issuance under the plans from 1,400,000 shares to 2,400,000 shares.

     The Company also has the Legal Research Center, Inc. Existing Officer's Stock Option Plan. Pursuant to the Officers' Plan, the Company reserved and granted options to two officers to each purchase 180,000 shares of common stock. The options expired in 2000.

     Nonemployee directors are compensated with annual stock option grants (Director Options) of 5,000 shares, exercisable at fair market value on the date of grant, and expire ten years after issuance.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000 and 1999, respectively; expected volatility of 52% and 104%; risk-free interest rates of 6.2% and 5.5%, expected lives of
3.6 and 2.4 years, and no dividend yield.

     A summary of the status of the stock options under these plans, including the 1,040,000 shares of common stock issued to officers and directors which are treated as stock options, is as follows:


                                                     2000                               1999
                                          -------------------------------    --------------------------------
                                                        Weighted-Average                    Weighted-Average
                                            Options      Exercise Price        Options       Exercise Price
                                          ----------   ------------------    ----------    ------------------

          Outstanding at
             beginning of year             1,902,667         $2.55            1,793,471         $2.60
          Granted                            195,508          2.57              263,200          1.49
          Exercised                           (6,500)          .99              (85,004)          .34
          Forfeited                         (375,500)         2.94              (69,000)         2.61
                                          ----------                         ----------
          Outstanding at
             end of year                   1,716,175          2.47            1,902,667          2.55
                                          ==========                         ==========

          Weighted-average grant date
             fair value of options
             granted during the year                         $1.16                              $ .77


       (continued)

                           LEGAL RESEARCH CENTER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9.   Stock Option Plans and Warrants - (continued)

     The following table summarizes information about stock options outstanding as of December 31, 2000:


                                                     Options Outstanding
                                    ----------------------------------------------------
                                              Weighted - Average
            Range of                              Remaining           Weighted - Average
        Exercise Prices           Options      Contractual Life         Exercise Price
        ---------------          ---------    ------------------      ------------------

           $.19 - $.29             158,900            2.7                  $    .23
           $.30 - $.59               8,700             .7                       .31
           $.75 - $.97               7,000            1.5                       .92
          $        1.13             83,667            1.8                      1.13
          $1.41 - $1.75             96,038            3.9                      1.59
          $1.81 - $2.00             59,170            1.2                      2.00
          $2.13 - $2.38            169,200            2.8                      2.36
          $2.44 - $2.97             16,500            6.7                      2.72
          $3.00 - $3.50          1,117,000            2.8                      3.02
                                 ---------
          $.19 - $3.50           1,716,175
                                 =========

     All of the above options are exercisable.

     The Company applies APB Opinion 25 and related interpretations in accounting for stock option plans. Accordingly, no compensation cost was recognized for options in 2000 or 1999 as the option exercise price did not exceed the market price on the date of grant. Had compensation cost for the stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS No. 123, the pro forma net income and pro forma net income per share would be as follows:


                                                         Year Ended December 31,
                                                    ----------------------------------
                                                       2000                   1999
                                                    -------------          -----------

          Net income:
             As reported                            $   1,373,381          $     716,172
             Pro forma                                  1,644,508                589,961

          Net income per share:
             As reported - basic                    $         .54          $        0.30
                                 - diluted                    .49                   0.28
             Pro forma - basic                                .64                   0.25
                              - diluted                       .59                   0.23

     The pro forma effects of applying SFAS No. 123 are not indicative of future amounts since, among other reasons, the pro forma requirements of the SFAS No. 123 were applied only to options granted after December 31, 1994.

                           LEGAL RESEARCH CENTER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  Royalty Agreements -

     The Company has agreements with certain associations which require payment of royalties for projects. Royalty rates and terms vary depending upon the agreement. Royalty expense for 2000 and 1999 was approximately $31,500 and $26,900, respectively.

11.  Significant Customers -

     The Company had the following transactions with significant customers:

                                                   Percent                         Receivable
                  Customer                       of Revenue                      at December 31,
                  --------                   --------------------           --------------------------
                                              2000        1999                  2000           1999
                                             --------   ---------           ------------    ----------
                    A                          60%         55%                $412,100       $125,900
                    B                           4%         10%                  37,718         95,800


12.  Transactions With Related Parties -

     During 2000, the Company earned fees and commissions from related parties totaling $104,750, which are included in accounts receivable at December 31, 2000.

13.  Commitments and Contingencies -

     Lease

     The Company leases its office space on a month-to-month basis. Rent expense, including operating expenses, was approximately $72,800 and $63,800 for 2000 and 1999, respectively.

     In February 2001, the Company entered into a new office lease agreement beginning May 1, 2001. The lease has a 7-year term with a 5-year renewal option and requires monthly payments of base rent, property taxes and operating expenses, beginning in 2002.

     Approximate future minimum lease payments for the new office lease are as follows:

                Year           Amount
            ----------       -------------
                2001          $   --
                2002            53,000
                2003            90,000
                2004           103,000
                2005           107,000
            Thereafter         250,000
                              --------
                              $603,000
                              ========

     (continued)

                           LEGAL RESEARCH CENTER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



13.  Commitments and Contingencies - (continued)

     Lawsuit

     During 1997 and early 1998, the Company had discussions with Lawfinders Associates, Inc. (Lawfinders) about a possible business combination; the discussions failed to produce an agreement between the parties. In June 1998, the Company was sued by Lawfinders who alleged the Company misappropriated Lawfinders' proprietary information. The Company asked the court to dismiss all of Lawfinders' claims. The Company believes that it will prevail in the litigation, should it continue. The Company's general liability insurance carrier has covered the Company's costs of defending the action and the Company believes that all future costs, if any, will be similarly covered.

     Guaranteed Appellate Brief Services

     The Company offers, on a selective basis, guarantees for appellate brief services where amounts invoiced or collected by the Company may be credited or refunded to the customer. Revenue related to such services were approximately $33,100 and $37,300 for 2000 and 1999, respectively.

14.  Subsequent Event -

     In January 2001, the Company authorized the repurchase of up to 500,000 shares of the Company's common stock.

PART III

      Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information contained under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the 2001 Proxy Statement is incorporated herein by reference.

     Information concerning executive officers of the Company can be found under the caption "Executive Officers of the Company" in Item 1 hereof.

                         Item 10. EXECUTIVE COMPENSATION

     The information contained under the captions "Executive Compensation" and "Election of Directors--Board of Directors and Committees--Remuneration of Directors" in the 2001 Proxy Statement is incorporated herein by reference.


     Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained under the caption "Principal Shareholders" in the 2001 Proxy Statement is incorporated herein by reference.


             Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the caption "Certain Relationships and Transactions" in the 2001 Proxy Statement is incorporated herein by reference.

                    Item 13. EXHIBITS AND REPORTS ON FORM 8-K

     The following documents are filed as part of the report:

     Financial Statements. Audited financial statements as of December 31, 2000 and 1999 and for the years then ended are filed as part of this Form 10-KSB. See Index to Financial Statements on Page F-1.

     Exhibits.  The  following  exhibits  are  being  filed as part of this Form
10-KSB:

              ----------------- -------------------------------------------------------------- ----------------------
                Exhibit No.                                 Title                                Method of Filing
              ----------------- -------------------------------------------------------------- ----------------------
              3.1               Restated Articles of Incorporation                                       1
              ----------------- -------------------------------------------------------------- ----------------------
              3.2               Restated Bylaws                                                          1
              ----------------- -------------------------------------------------------------- ----------------------
              4                 Form of Common Stock Certificate                                         1
              ----------------- -------------------------------------------------------------- ----------------------
              10.1              1995 Stock Option Plan                                                   1
              ----------------- -------------------------------------------------------------- ----------------------
              10.2              Existing Officer's Stock Option Plan                                     1
              ----------------- -------------------------------------------------------------- ----------------------
              10.3              Employment  Agreement  dated July 1, 1995 between the Company
                                and Christopher R. Ljungkull                                             1
              ----------------- -------------------------------------------------------------- ----------------------
              10.4              Employment  Agreement  dated July 1, 1995 between the Company
                                and James R. Seidl                                                       1
              ----------------- -------------------------------------------------------------- ----------------------
              10.5              1997 Stock Option Plan                                                   5
              ----------------- -------------------------------------------------------------- ----------------------
              10.11             First Amendment to Net Office Lease Agreement dated June 1996            2
              ----------------- -------------------------------------------------------------- ----------------------
              10.14             Employment   Agreement   dated  July  25,  1996  between  The
                                CyberLaw Office, Inc. and Arun K. Dube                                   5
              ----------------- -------------------------------------------------------------- ----------------------
              10.15             Sale of Common Stock to Officers  and  Directors on September
                                3, 1996                                                                  4
              ----------------- -------------------------------------------------------------- ----------------------
              11                Subsidiaries of Legal Research Center, Inc.                              5
              ----------------- -------------------------------------------------------------- ----------------------
              99.1              News Release regarding Integrity Interactive                      Filed Herewith
              ----------------- -------------------------------------------------------------- ----------------------
              99.2              News Release regarding Heller Financial                           Filed Herewith
              ----------------- -------------------------------------------------------------- ----------------------

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

------------------------------------ ------------------------------------- -------------------------------------
          Name and Title                          Signature                                Date
------------------------------------ ------------------------------------- -------------------------------------
Arun K. Dube
Co-Chairman of the Board                       /s/ Arun K. Dube                       March 26, 2001
                                               ----------------
------------------------------------ ------------------------------------- -------------------------------------
Christopher R. Ljungkull
Co-Chairman of the Board
Chief Executive Officer
(Principal Executive Officer)                 /s/ C.R. Ljungkull                      March 26, 2001
                                              ------------------
------------------------------------ ------------------------------------- -------------------------------------
James R. Seidl
President and Director                        /s/ James R. Seidl                      March 26, 2001
                                              ------------------
------------------------------------ ------------------------------------- -------------------------------------
Bruce J. Aho                                   /s/ Bruce J. Aho                       March 26, 2001
                                               ----------------
------------------------------------ ------------------------------------- -------------------------------------