Form 10QSB
period 2001-03-31
LEGAL RESEARCH CENTER INC
filed 2001-05-15
CIK 945506

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001 or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [__]

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               3,586,879 shares of Common Stock as of May 14, 2001

                                      INDEX




PART I.  FINANCIAL INFORMATION                                              Page

Item 1.  Financial Statements:

         Condensed Balance Sheets
            March 31, 2001 and December 31, 2000..............................2
         Condensed Statements of Income
           Three Months Ended March 31, 2001 and 2000.........................3
         Condensed Statements of Cash Flows
            Three Months Ended March 31, 2001 and 2000........................4
         Notes to Condensed Financial Statements .............................5

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................5

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings...........................................7

         Item 6.  Exhibits and Reports on Form 8-K............................8

                         PART I. FINANCIAL INFORMATION
--------------------------------------------------------------------------------
ITEM 1.  FINANCIAL STATEMENTS

                          LEGAL RESEARCH CENTER, INC.

                            CONDENSED BALANCE SHEET

                                                                     (Unaudited)
                                                                       March 31,     December 31,
ASSETS                                                                   2001           2000
------------------------------------------------------------------------------------------------
CURRENT ASSETS
      Cash and cash equivalents                                       $   757,878    $   575,817
      Certificates of deposit                                             950,000        855,000
      Accounts receivable                                                 898,799        939,132
      Deferred income taxes                                               394,100        407,900
      Other                                                               118,227         93,289
                                                                      -----------    -----------
                                TOTAL CURRENT ASSETS                    3,119,004      2,871,138
                                                                      -----------    -----------

FURNITURE AND EQUIPMENT                                                   315,492        307,987
      Less accumulated depreciation                                       284,378        280,789
                                                                      -----------    -----------
                                                                           31,114         27,198
                                                                      -----------    -----------

INTANGIBLE ASSETS
      Investment in Integrity Interactive Corporation                     500,000        500,000
      Deferred income taxes                                                69,600        161,900
      Other                                                                10,809         25,849
                                                                      -----------    -----------
                                                                          580,409        687,749
                                                                      -----------    -----------

                                                                      $ 3,730,527    $ 3,586,085
                                                                      ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
      Accounts payable                                                $   127,653    $   114,381
      Accrued expenses                                                    226,024        208,898
                                                                      -----------    -----------
                              TOTAL CURRENT LIABILITIES                   353,677        323,279
                                                                      -----------    -----------

STOCKHOLDERS' EQUITY
      Common stock, $0.01 par value; (authorized 20,000,000 shares;
            issued - 3,597,479 and 3,607,079 shares respectively)          35,974         36,071
      Additional paid-in capital                                        7,060,950      7,102,037
      Accumulated deficit                                              (1,753,824)    (1,909,052)
      Notes receivable from officers and directors                     (1,966,250)    (1,966,250)
                                                                                     -----------
                                                                        3,376,850      3,262,806
                                                                      -----------    -----------
                                                                      $ 3,730,527    $ 3,586,085
                                                                      ===========    ===========

See Notes to Condensed Financial Statements

                             LEGAL RESEARCH CENTER

                         CONDENSED STATEMENT OF INCOME

                                                              (Unaudited)
                                                              Three Months
                                                            Ended March 31,
                                                       -------------------------
                                                          2001          2000
                                                       -------------------------


REVENUE                                                $1,633,871     $1,221,959
                                                       ----------     ----------

DIRECT OPERATING COSTS
      Compensation and benefits                           790,725        493,120
      Other                                                77,753         88,176
                                                       ----------     ----------
                                                          868,478        581,296
                                                       ----------     ----------

GROSS PROFIT                                              765,393        640,663
                                                       ----------     ----------

OTHER OPERATING COSTS
      Sales and marketing                                 329,454        212,768
      General and administrative                          194,385        215,691
                                                       ----------     ----------
                                                          523,839        428,459
                                                       ----------     ----------

INCOME FROM OPERATIONS                                    241,554        212,204

INTEREST INCOME                                            19,774         20,715
                                                       ----------     ----------

INCOME BEFORE INCOME TAXES                                261,328        232,919

INCOME TAX EXPENSE                                        106,100           --
                                                       ----------     ----------

NET INCOME                                             $  155,228     $  232,919
                                                       ==========     ==========

NET INCOME PER COMMON SHARE
      Basic                                            $     0.06     $     0.09
                                                       ==========     ==========
      Diluted                                          $     0.06     $     0.08
                                                       ==========     ==========
WEIGHTED AVERAGE COMMON SHARES OUSTANDING
      Basic                                             2,564,557      2,563,984
                                                       ==========     ==========
      Diluted                                           2,768,979      2,786,334
                                                       ==========     ==========

See Notes to Condensed Financial Statements

                             LEGAL RESEARCH CENTER

                         CONDENSED STATEMENT OF CASH FLOW

                                                                            (Unaudited)
                                                                         Three Months Ended
                                                                             March 31,
                                                                    ---------------------------
                                                                         2001           2000
                                                                    ---------------------------
OPERATING ACTIVITIES
     Net income                                                     $   155,228    $   232,919
     Adjustments to reconcile net income to net
         cash provided by operating activities:
            Depreciation                                                  3,589          4,563
            Amortization of intangible assets and
              capitalized development costs                              25,849         25,849
            Deferred income taxes                                       106,100           --
            Change in assets and liabilities:
              Accounts receivable                                        40,333        (34,805)
              Other current assets                                      (35,747)      (114,529)
              Accounts payable                                           13,272        159,301
              Accrued expenses                                           17,126         54,837
                                                                    -----------    -----------

                 Net cash provided by operating activities              325,750        328,135
                                                                    -----------    -----------

INVESTING ACTIVITIES
     Purchase of furniture and equipment                                 (7,505)          --
     Purchases of certificates of deposit                               (95,000)          --
                                                                    -----------    -----------
                 Net cash used by investing activities                 (102,505)          --
                                                                    -----------    -----------

FINANCING ACTIVITIES
     Redemption of Legal Research Center stock                          (42,778)          --
     Proceeds from exercise of stock options                              1,594            523
                                                                    -----------    -----------
                 Net cash provided (used) by financing activities       (41,184)           523
                                                                    -----------    -----------

Increase in cash and cash equivalents                                   182,061        328,658

Cash and cash equivalents
     Beginning of period                                                575,817      1,347,469
                                                                    -----------    -----------

     End of period                                                  $   757,878    $ 1,676,127
                                                                    ===========    ===========

See Notes to Condensed Financial Statements

                           LEGAL RESEARCH CENTER, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2001

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

The condensed balance sheet as of December 31, 2000, is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The notes accompanying the consolidated financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, include accounting policies and additional information pertinent to an understanding of both the December 31, 2000, balance sheet and the interim financial statements. The information has not changed substantially except as a result of normal transactions in the three months ended March 31, 2001, and as discussed in the following notes.

Major Customers: One customer accounted for 68% of the Company's revenue for the three months ended March 31, 2001. The same customer accounted for 58% of the Company's revenue for the three months ended March 31, 2000.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and footnotes which appear elsewhere in this Report and the Company's Annual Report for 2000 on Form 10-KSB.

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers that statements contained herein, other than historical data, may be forward-looking and subject to risk and uncertainties including, but not limited to the continuation of revenue through the Company's strategic alliances and the successful development of other new business. The following important factors could cause the Company's actual results to differ materially from those projected in forward-looking statements made by or on behalf of, the Company:

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

RESULTS OF OPERATIONS

Revenue: Revenue increased by $411,912 or 34%, to $1,633,871 for the three month period ended March 31, 2001, over the same period in 2000. The increase is primarily attributable to increases in research and writing services for corporate clients.

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

Direct operating costs increased 49% or $287,182, for the three months ended March 31, 2001, from the same period in 2000. Compensation and benefits increased 60% offset by a 12% decrease in other operating expense. The increase in operating costs is due to the increase in revenue and additional staff.

Direct operating costs, expressed as a percentage of revenue increased 5.6% to 53.2% for the three months ended March 31, 2001, from the same period in 2000.

Gross Profit: Gross profit for the three months ended March 31, 2001, increased by $124,730 or 19.5% to $765,393 from a gross profit of $640,663 for the comparable period for 2000. As a percentage of revenue, gross profit decreased 5.6% to 46.8% for the three months ended March 31,2001, from the same period in 2000. The decrease in gross profit is attributable to an increase in cost of compensation and benefits.

Other Operating Costs: Other operating costs include compensation of officers, sales and corporate staff, advertising and direct marketing expenditures and general corporate overhead, including depreciation. Other operating costs increased by $95,380 or 22% for the three months ended March 31, 2001, from the same period in 2000. The increase is due to increases in sales personnel and sales travel, new technology and marketing.

Earnings Before Interest, Taxes, Depreciation and Amortization: Earnings before interest, taxes, depreciation and amortization were $270,992 or $.11 per share (basic) for the three months ended March 31, 2001, compared to $245,6431 or $.10 (basic) per share for the comparable period in 2000.

Interest Income: Interest income decreased $941 or 4.5% for the three months ended March 31, 2001, from the comparable period in 2000. The decrease is a result of the decrease in interest rates.

Income Tax Expense: Income tax expense was $106,100 for the three months ended March 31, 2001 compared to no expense for the three months ended March 31, 2000. The increased tax expense was a result of the Company's reversal of the valuation allowance for deferred tax assets in the fourth quarter of 2000.

Net Income: The Company earned $155,228 or $.06 (basic) and $.06 (diluted) per share for the three months ended March 31, 2001, compared to $232,919 or $.09 (basic) and $.08 (diluted) per share for the comparable period in 2000. The decrease in net income for the three months ended March 31, 2001, is the result of an increase in production costs and an increase in tax expense.

LIQUIDITY AND CAPITAL RESOURCES

     On March 31, 2001, the Company had cash and cash equivalents of $1,707,878 and working capital of $2,765,327.

     Net cash provided by operating activities was $325,750 in March 31, 2001 compared to $328,135 for the comparable period in 2000, or a decrease of 1%.

Investment activities used $7,505 in the three months ended March 31, 2001. The cash was used for purchases of furniture and equipment.

Financing activities provided $1,594 from the proceeds of exercised stock options. Financing activities used $42,778 in the redemption of the Company's stock.

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


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         none

(b)      Reports on Form 8-K

         none

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             LEGAL RESEARCH CENTER, INC.

Dated:  May 11, 2001                         By: /s/ Christopher R. Ljungkull
                                                -----------------------------
                                             Christopher R. Ljungkull
                                             Chief Executive Officer