Form 10QSB
period 2001-06-30
LEGAL RESEARCH CENTER INC
filed 2001-08-14
CIK 945506

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001 or

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

              3,578,958 shares of Common Stock as of June 30, 2001

                                      INDEX


PART I. FINANCIAL INFORMATION                                              Page

Item 1.  Financial Statements:

         Condensed Balance Sheets
            June 30, 2001 and December 31, 2000 ............................   2
         Condensed Statements of Income
           Three Months and Six Months Ended June 30, 2001 and 2000 ........   3
         Condensed Statements of Cash Flows
            Six Months Ended June 30, 2001 and 2000 ........................   4
         Notes to Condensed Financial Statements ...........................   5

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations ......................................   5


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings ........................................   7

         Item 6.  Exhibits and Reports on Form 8-K .........................   8

                          PART I. FINANCIAL INFORMATION

================================================================================================
ITEM 1. FINANCIAL STATEMENTS

                           LEGAL RESEARCH CENTER, INC.

                            CONDENSED BALANCE SHEETS

                                                                      (Unaudited)
                                                                        June 30,      December 31,
ASSETS                                                                   2001            2000
================================================================================================
CURRENT ASSETS
      Cash and cash equivalents                                       $   881,486    $   575,817
      Certificates of deposit                                             855,000        855,000
      Accounts receivable                                                 836,115        939,132
      Deferred income taxes                                               360,200        407,900
      Other                                                               117,176         93,289
                                                                      -----------    -----------
                             TOTAL CURRENT ASSETS                       3,049,977      2,871,138
                                                                      -----------    -----------

FURNITURE AND EQUIPMENT                                                   348,680        307,987
      Less accumulated depreciation                                       279,229        280,789
                                                                      -----------    -----------
                                                                           69,451         27,198
                                                                      -----------    -----------

OTHER ASSETS
      Investment in Integrity Interactive Corporation                     500,000        500,000
      Deferred income taxes                                                32,800        161,900
      Other                                                                    --         25,849
                                                                      -----------    -----------
                                                                          532,800        687,749
                                                                      -----------    -----------

                                                                      $ 3,652,228    $ 3,586,085
                                                                      ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
================================================================================================
CURRENT LIABILITIES
      Accounts payable                                                $    69,666    $   114,381
      Accrued expenses                                                    103,429        208,898
                                                                      -----------    -----------
                           TOTAL CURRENT LIABILITIES                      173,095        323,279
                                                                      -----------    -----------

STOCKHOLDERS' EQUITY
      Common stock, $0.01 par value; (authorized 20,000,000 shares;
           issued - 3,583,458 and 3,607,079 shares respectively)           35,834         36,071
      Additional paid-in capital                                        7,033,532      7,102,037
      Accumulated deficit                                              (1,623,983)    (1,909,052)
      Notes receivable from officers and directors                     (1,966,250)    (1,966,250)
                                                                      -----------    -----------
                                                                        3,479,133      3,262,806
                                                                      -----------    -----------
                                                                      $ 3,652,228    $ 3,586,085
                                                                      ===========    ===========


See Notes to Condensed Financial Statements

                           LEGAL RESEARCH CENTER, INC.

                         CONDENSED STATEMENTS OF INCOME


                                                            (Unaudited)                           (Unaudited)
                                                            Three Months                          Six Months
                                                           Ended June 30,                       Ended June 30,
                                                    ----------------------------        ----------------------------
                                                       2001              2000              2001              2000
                                                    ----------------------------        ----------------------------
REVENUE                                             $1,568,652        $1,317,373        $3,202,523        $2,539,332
                                                    ----------        ----------        ----------        ----------

DIRECT OPERATING COSTS
      Compensation and benefits                        765,442           520,320         1,556,167         1,013,440
      Other                                             76,869            86,928           154,622           175,104
                                                    ----------        ----------        ----------        ----------
                                                       842,311           607,248         1,710,789         1,188,544
                                                    ----------        ----------        ----------        ----------

GROSS PROFIT                                           726,341           710,125         1,491,734         1,350,788
                                                    ----------        ----------        ----------        ----------

OTHER OPERATING COSTS
      Sales and marketing                              342,086           283,682           671,540           496,450
      General and administrative                       204,164           211,324           398,549           427,015
                                                    ----------        ----------        ----------        ----------
                                                       546,250           495,006         1,070,089           923,465
                                                    ----------        ----------        ----------        ----------

INCOME FROM OPERATIONS                                 180,091           215,119           421,645           427,323

INTEREST INCOME                                         20,450            23,396            40,181            44,111
                                                    ----------        ----------        ----------        ----------

INCOME BEFORE INCOME TAXES                             200,541           238,515           461,826           471,434

INCOME TAX EXPENSE                                      70,700                --           176,757                --
                                                    ----------        ----------        ----------        ----------

NET INCOME                                          $  129,841        $  238,515        $  285,069        $  471,434
                                                    ==========        ==========        ==========        ==========

NET INCOME PER COMMON SHARE
      Basic                                         $     0.05        $     0.09        $     0.11        $     0.18
                                                    ==========        ==========        ==========        ==========
      Diluted                                       $     0.05        $     0.09        $     0.10        $     0.17
                                                    ==========        ==========        ==========        ==========
WEIGHTED AVERAGE COMMON SHARES OUSTANDING
      Basic                                          2,546,688         2,563,907         2,555,623         2,563,508
                                                    ==========        ==========        ==========        ==========
      Diluted                                        2,743,914         2,785,037         2,756,446         2,784,879
                                                    ==========        ==========        ==========        ==========


See Notes to Condensed Financial Statements

                                            LEGAL RESEARCH CENTER, INC.

                                        CONDENSED STATEMENTS OF CASH FLOWS


                                                                              (Unaudited)
                                                                            Six Months Ended
                                                                             June 30, 2001
                                                                      ---------------------------
                                                                         2001                2000
                                                                      ---------------------------
OPERATING ACTIVITIES
     Net income                                                       $ 285,069       $   232,919
     Adjustments to reconcile net income to net
         cash provided by operating activities:
           Depreciation                                                   7,739             4,563
           Amortization of intangible assets and
             capitalized development costs                               25,849            25,849
           Deferred income taxes                                        176,800                --
           Change in assets and liabilities:
             Accounts receivable                                        103,017           (34,805)
             Other current assets                                       (23,887)         (114,529)
             Accounts payable                                           (44,715)          159,301
             Accrued expenses                                          (105,469)           54,837
                                                                      ---------       -----------

                Net cash provided by operating activities               424,403           328,135
                                                                      ---------       -----------

INVESTING ACTIVITIES
     Purchase of furniture and equipment                                (49,992)               --

                                                                      ---------       -----------
                Net cash used by investing activities                   (49,992)               --
                                                                      ---------       -----------

FINANCING ACTIVITIES
     Redemption of Legal Research Center stock                          (72,008)               --
     Proceeds from exercise of stock options                              3,266               523
                                                                      ---------       -----------
                Net cash provided (used) by financing activities        (68,742)              523
                                                                      ---------       -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                   305,669           328,658

CASH AND CASH EQUIVALENTS
     Beginning of period                                                575,817         1,347,469
                                                                      ---------       -----------

     End of period                                                    $ 881,486       $ 1,676,127
                                                                      =========       ===========



See Notes to Condensed Financial Statements

                          LEGAL RESEARCH CENTER, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001

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

The condensed balance sheet as of December 31, 2000, is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The notes accompanying the consolidated financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, include accounting policies and additional information pertinent to an understanding of both the December 31, 2000, balance sheet and the interim financial statements. The information has not changed substantially except as a result of normal transactions in the six months ended June 30, 2001, and as discussed in the following notes.

Major Customers: One customer accounted for 80% of the Company's revenue for the three months ended June 30, 2001. The same customer accounted for 50% of the Company's revenue for the three months ended June 30, 2000.

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

RESULTS OF OPERATIONS

Revenue: Revenue increased by $251,279 or 19%, to $1,568,652 for the three month period ended June 30, 2001, over the same period in 2000. For the six month period, revenue increased by $663,191 or 26%. The increase is primarily attributable to increases in research and writing services for corporate clients.

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

Direct operating costs increased 39% or $235,063, for the three months ended June 30, 2001, from the same period in 2000. For the six month period, direct operating costs increased $522,245 or 44%. Compensation and benefits increased 54% offset by a 12% decrease in other operating expense. The increase in operating costs is due to the increase in revenue and additional staff.

Direct operating costs, expressed as a percentage of revenue increased 8% to 54% for the three months ended June 30, 2001, from the same period in 2000. For the six month period, direct operating costs as a percentage of revenue increased from 47% to 53%.

Gross Profit: Gross profit for the three months ended June 30, 2001, increased by $16,216 or 2% to $726,341 from a gross profit of $710,125 for the comparable period for 2000. As a percentage of revenue, gross profit decreased 8% to 46% for the three months ended June 30, 2001, from the same period in 2000.

For the six months ended June 30, 2001, gross profit increased $140,496 or 10% from the comparable 2000 period. As a percentage of revenue, gross profit decreased from 53% to 47% for the six months ended June 30, 2001, from the same period in 2000. The decrease in gross profit is attributable to an increase in cost of compensation and benefits.

Other Operating Costs: Other operating costs include compensation of officers, sales and corporate staff, advertising and direct marketing expenditures and general corporate overhead, including depreciation. Other operating costs increased by $51,244 or 10% for the three months ended June 30, 2001, from the same period in 2000. For the six month period, other operating costs increased $146,624 or 16% from the comparable period in 2000. The increase is due to increases in sales personnel and sales travel, new technology and marketing.

Earnings Before Interest, Taxes, Depreciation and Amortization: Earnings before interest, taxes, depreciation and amortization were $184,241 or $.07 per share (basic) for the three months ended June 30, 2001, compared to $248,348 or $.10 (basic) per share for the comparable period in 2000.

Interest Income: Interest income decreased $2,946 or 13% for the three months ended June 30, 2001, from the comparable period in 2000. For the six month period, interest income decreased $3,887 or 9% from the same period in 2000. The decrease is a result of the declining interest rates in 2001.

Income Tax Expense: Income tax expense was $70,700 for the three months ended June 30, 2001 compared to no expense for the three months ended June 30, 2000. For the six month period ended June 30, 2001, income tax expense was $176,800 compared to no expense for the same period in 2000. The increased tax expense was a result of the Company's reversal of the valuation allowance for deferred tax assets in the fourth quarter of 2000.

Net Income: The Company earned $129,841 or $.05 basic and diluted per share for the three months ended June 30, 2001, compared to $238,515 or $.09 basic and diluted per share for the comparable period in 2000. For the six month period ended June 30, 2001, the Company earned $285,069 or $.11 (basic) and $.10 (diluted) per share compared to $471,434 or $.18 (basic) and $.17 (diluted) per share for the same period in 2000. The decrease in net income for the six months ended June 30, 2001, is the result of an increase in direct operating costs, increases in sales personnel and sales travel, new technology and marketing and an increase in tax expense.


LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2001, the Company had cash and cash equivalents and certificates of deposit of $1,736,486 and working capital of $2,876,882.

Net cash provided by operating activities was $424,403 for the six months ended June 30, 2001 compared to $252,482 for the comparable period in 2000, or an increase of 68%

Investment activities used $49,992 in the six months ended June 30, 2001. The cash was used for purchases of furniture and equipment.

Financing activities provided $3,266 from the proceeds of exercised stock options and used $72,008 in the redemption of the Company's stock.


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

The court has dismissed virtually all material counts of the lawsuit. The Company believes that it will prevail in the litigation, should it continue.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)  The Company's annual meeting was held on June 28, 2001.

(b) Directors elected at the annual meeting were Bruce J. Aho, Arun K. Dube, Christopher R. Ljungkull and James R. Seidl.

(c)  Matters voted on, and votes cast, were as follows:

     a.   Election of Bruce J. Aho, for - 2,606,838, withheld - 94,050

     b.   Election of Arun k. Dube, for - 2,591,838, withheld - 109,050

     c.   Election of  Christopher  R.  Ljungkull,  for - 2,607,538,  withheld -
          93,350

     d.   Election of James R. Seidl, for - 2,607,538, withheld - 93,350

     e. Selection of Lurie, Besikof, Lapidus & Company, LLP as independent auditors of the Company for the fiscal year ending 12-31-2000, for - 2,695,888, abstain - 800.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     none

(b)  Reports on Form 8-K

     none


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               LEGAL RESEARCH CENTER, INC.

Dated:  August 9, 2001                         By: /s/ Christopher R. Ljungkull
                                                  -----------------------------
                                               Christopher R. Ljungkull
                                               Chief Executive Officer

                                  NEWS RELEASE

Media Contacts:   Christopher Ljungkull           Daryn Teague
                  Legal Research Center           Teague Communications
                 (800) 776-9377 or crl@lrci.com   (661) 297-5292 or
                                                   teaguecomm@aol.com

Legal Research Center Announces

19 Percent Increase in Revenues for Second Quarter


--       Company Sees Steady Growth in E-Compliance Business--
--

     Minneapolis - August 7, 2001 - Legal Research Center, Inc. (OTC: LRCI), the nation's leading provider of outsourced legal research and writing services, today reported its results for the second quarter ended June 30, 2001.

     For the quarter, revenues increased 19 percent to $1,568,652, compared to $1,317,373 for the second quarter of 2000.

     LRC also posted strong earnings in the second quarter, reporting EBITDA earnings (before interest, taxes, depreciation and amortization) of $184,241 or $.07 per share, versus $248,348 for the second quarter of 2000, or $.10 per share. Adjusted for projected 2001 tax expense, LRC's net income was $129,841, or $.05 per share, compared to $238,515, or $.09 per share, for the same period a year ago, reflecting an income tax expense of $70,700 for the quarter ended June 30, 2001, or $.03 per share, compared to no expense for the quarter ended June 30, 2000. The increased tax expense was a result of the company's reversal of the valuation allowance for deferred tax assets in the fourth quarter of 2000.

     Year-to-date results show the company well ahead of its sales pace from last year and its budget forecasts for 2001. For the first six months this year, LRC has posted revenues of $3,202,523, as compared to $2,539,332 for the first six months of 2000, a 26 percent increase.



                                     (more)

Legal Research Center Announces 2Q01 Results
Page Two


     Net income for the first six months is $285,069, or $0.11 per share, as compared to $471,434, or $0.18 per share, for the same period a year ago.

     "This earnings period is a continuation of three full years of consistent, quarter-over-quarter growth in revenues," said Christopher Ljungkull, chief executive officer of Minneapolis-based LRC. "In the last six months we added $306,000 to an already strong cash position and there is no actual cash payment required for income taxes."

     Legal Research Center was recently ranked number 2 on Ventures' Best Performers list of the top 50 small-cap public companies in Minnesota. According to exclusive research in the June issue of Ventures magazine, LRC was rated the second best performer among 130 companies studied with up to $50 million in annual revenue.

     "We're very pleased with our continued success in steadily growing LRC's core business of legal research and writing services delivered to corporate law departments and law firms," said James Seidl, LRC's president. "Moreover, as we recently announced, we have now formed a dedicated e-Training Group to facilitate the fast growth of our Web-based compliance training program. This emerging niche offers extraordinary upside potential for our Company."

     Legal Research Center (http://www.lrci.com) offers legal research and writing services to attorneys in corporate and private practice throughout the world. Founded in 1978, LRC's work products include compliance-related multijurisdictional surveys, office memoranda, and formal court-ready documents such as trial and appellate briefs. LRC's knowledge management services include work product database design and facilitation, website content creation, and compliance training content development. LRC's nationally recognized Research Attorneys are honors graduates who have practiced law for at least two years, and many for over 25, in major law firms and corporate law departments throughout the U.S.

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


                                      # # #
                   (Consolidated statements of income follow)

LEGAL RESEARCH CENTER, INC.

STATEMENTS OF INCOME
      (unaudited)

                                                                  Three Months                      Six Months
                                                                 Ended June 30,                   Ended June 30,
                                                           --------------------------      ---------------------------
                                                           2001                2000              2001             2000
                                                           ==========================      ===========================
Revenues                                                   $1,568,652      $1,317,373      $3,202,523      $2,539,332
 Income from operations                                    $  180,091      $  215,119      $  421,645      $  427,323
 Net income                                                $  129,841      $  238,515      $  285,069      $  471,434
 Net income per common share
                                               Basic       $     0.05      $     0.09      $     0.11      $     0.18
                                             Diluted       $     0.05      $     0.09      $     0.10      $     0.17
Weighted average common
 shares outstanding                            Basic        2,546,688       2,563,907       2,555,623       2,563,508
                                             Diluted        2,743,914       2,785,037       2,756,446       2,784,879


CONDENSED BALANCE SHEET
      (unaudited)


                                                                   June 30, 2001
                                                                   ------------

Current assets                                                      $3,049,977
Furniture and equipment, net                                            69,451
Other Assets                                                           532,800
                                                                    ----------
  Total assets                                                      $3,652,228
                                                                    ==========

Current liabilities                                                 $  173,095
Stockholders' equity                                                 3,479,133
                                                                    ----------
  Total liabilities and stockholders' equity                        $3,652,228
                                                                    ==========