Form 10QSB/A
period 2001-06-30
LEGAL RESEARCH CENTER INC
filed 2001-08-16
CIK 945506

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

             3,578,958 shares of Common Stock as of August 14, 2001

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
                                                                      ===========    ===========


See Notes to Condensed Financial Statements

                           LEGAL RESEARCH CENTER, INC.

                         CONDENSED STATEMENTS OF INCOME


                                                            (Unaudited)                           (Unaudited)
                                                            Three Months                          Six Months
                                                           Ended June 30,                       Ended June 30,
                                                    ----------------------------        ----------------------------
                                                       2001              2000              2001              2000
                                                    ----------------------------        ----------------------------
REVENUE                                             $1,568,652        $1,317,373        $3,202,523        $2,539,332
                                                    ----------        ----------        ----------        ----------

DIRECT OPERATING COSTS
      Compensation and benefits                        765,442           520,320         1,556,167         1,013,440
      Other                                             76,869            86,928           154,622           175,104
                                                    ----------        ----------        ----------        ----------
                                                       842,311           607,248         1,710,789         1,188,544
                                                    ----------        ----------        ----------        ----------

GROSS PROFIT                                           726,341           710,125         1,491,734         1,350,788
                                                    ----------        ----------        ----------        ----------

OTHER OPERATING COSTS
      Sales and marketing                              342,086           283,682           671,540           496,450
      General and administrative                       204,164           211,324           398,549           427,015
                                                    ----------        ----------        ----------        ----------
                                                       546,250           495,006         1,070,089           923,465
                                                    ----------        ----------        ----------        ----------

INCOME FROM OPERATIONS                                 180,091           215,119           421,645           427,323

INTEREST INCOME                                         20,450            23,396            40,224            44,111
                                                    ----------        ----------        ----------        ----------

INCOME BEFORE INCOME TAXES                             200,541           238,515           461,869           471,434

INCOME TAX EXPENSE                                      70,700                --           176,800                --
                                                    ----------        ----------        ----------        ----------

NET INCOME                                          $  129,841        $  238,515        $  285,069        $  471,434
                                                    ==========        ==========        ==========        ==========

NET INCOME PER COMMON SHARE
      Basic                                         $     0.05        $     0.09        $     0.11        $     0.18
                                                    ==========        ==========        ==========        ==========
      Diluted                                       $     0.05        $     0.09        $     0.10        $     0.17
                                                    ==========        ==========        ==========        ==========
WEIGHTED AVERAGE COMMON SHARES OUSTANDING
      Basic                                          2,546,688         2,563,907         2,555,623         2,563,508
                                                    ==========        ==========        ==========        ==========
      Diluted                                        2,743,914         2,785,037         2,756,446         2,784,879
                                                    ==========        ==========        ==========        ==========


See Notes to Condensed Financial Statements

                                            LEGAL RESEARCH CENTER, INC.

                                        CONDENSED STATEMENTS OF CASH FLOWS


                                                                              (Unaudited)
                                                                            Six Months Ended
                                                                                June 30
                                                                      ---------------------------
                                                                         2001                2000
                                                                      ---------------------------
OPERATING ACTIVITIES
     Net income                                                       $ 285,069       $   471,434
     Adjustments to reconcile net income to net
         cash provided by operating activities:
           Depreciation                                                   7,739             9,564
           Amortization of intangible assets and
             capitalized development costs                               25,849            51,699
           Deferred income taxes                                        176,800                --
           Change in assets and liabilities:
             Accounts receivable                                        103,017          (390,564)
             Other current assets                                       (23,887)          (37,948)
             Accounts payable                                           (44,715)          125,737
             Accrued expenses                                          (105,469)           22,560
                                                                      ---------       -----------

                Net cash provided by operating activities               424,403           252,482
                                                                      ---------       -----------

INVESTING ACTIVITIES
     Purchase of furniture and equipment                                (49,992)               --

                                                                      ---------       -----------
                Net cash used by investing activities                   (49,992)               --
                                                                      ---------       -----------

FINANCING ACTIVITIES
     Redemption of Legal Research Center stock                          (72,008)               --
     Proceeds from exercise of stock options                              3,266             6,423
                                                                      ---------       -----------
                Net cash provided (used) by financing activities        (68,742)            6,423
                                                                      ---------       -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                   305,669           258,905

CASH AND CASH EQUIVALENTS
     Beginning of period                                                575,817         1,347,469
                                                                      ---------       -----------

     End of period                                                    $ 881,486       $ 1,606,374
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