Form 10QSB
period 2001-09-30
LEGAL RESEARCH CENTER INC
filed 2001-11-13
CIK 945506

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001 or

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


           310 Fourth Avenue South, Suite 1100, Minneapolis, MN, 55415
               (Address Of Principal Executive Offices) (Zip Code)


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

             3,529,258 shares of Common Stock as of October 30, 2001

                                      INDEX


                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

     Condensed Balance Sheets
       September 30, 2001 and December 31, 2000...............................2
     Condensed Statements of Income
       Three Months and Nine Months Ended September 30, 2001 and 2000.........3
     Condensed Statements of Cash Flows
       Nine Months Ended September 30, 2001 and 2000..........................4
     Notes to Condensed Financial Statements .................................5

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................5


PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings...............................................7

     Item 6.  Exhibits and Reports on Form 8-K................................8

                          PART I. FINANCIAL INFORMATION

--------------------------------------------------------------------------------
ITEM 1. FINANCIAL STATEMENTS

                           LEGAL RESEARCH CENTER, INC.

                            CONDENSED BALANCE SHEETS

                                                                   (Unaudited)
                                                                  September 30,   December 31,
ASSETS                                                                 2001           2000
==============================================================================================
CURRENT ASSETS
   Cash and cash equivalents                                       $   999,111    $   575,817
   Certificates of deposit                                             855,000        855,000
   Accounts receivable                                                 860,629        939,132
   Deferred income taxes                                               321,100        407,900
   Other                                                                79,065         93,289
                                                                   -----------    -----------
              TOTAL CURRENT ASSETS                                   3,114,905      2,871,138
                                                                   -----------    -----------

FURNITURE AND EQUIPMENT                                                372,620        307,987
   Less accumulated depreciation                                       286,272        280,789
                                                                   -----------    -----------
                                                                        86,348         27,198
                                                                   -----------    -----------
OTHER ASSETS
   Investment in Integrity Interactive Corporation                     500,000        500,000
   Deferred income taxes                                                26,700        161,900
   Other                                                                  --           25,849
                                                                   -----------    -----------
                                                                       526,700        687,749
                                                                   -----------    -----------
                                                                   $ 3,727,953    $ 3,586,085
                                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
==============================================================================================
CURRENT LIABILITIES
   Accounts payable                                                $    52,648    $   114,381
   Accrued expenses                                                    124,970        208,898
                                                                   -----------    -----------
           TOTAL CURRENT LIABILITIES                                   177,618        323,279
                                                                   -----------    -----------
LONG-TERM LIABILITIES
   Deferred Rent Expense                                                22,128           --
                                                                   -----------    -----------
STOCKHOLDERS' EQUITY
   Common stock, $0.01 par value; (authorized 20,000,000 shares;
      issued - 3,573,558 and 3,607,079 shares, respectively)            35,736         36,071
   Additional paid-in capital                                        7,017,280      7,102,037
   Accumulated deficit                                              (1,558,559)    (1,909,052)
   Notes receivable from officers and directors                     (1,966,250)    (1,966,250)
                                                                   -----------    -----------
                                                                     3,528,207      3,262,806
                                                                   -----------    -----------
                                                                   $ 3,727,953    $ 3,586,085
                                                                   ===========    ===========


See Notes to Condensed Financial Statements

                           LEGAL RESEARCH CENTER, INC.

                         CONDENSED STATEMENTS OF INCOME


                                                     (Unaudited)                   (Unaudited)
                                                    Three Months                   Nine Months
                                                 Ended September 30,           Ended September 30,
                                              -------------------------     -------------------------
                                                 2001           2000           2001           2000
                                              ----------     ----------     ----------     ----------
REVENUE                                       $1,144,936     $1,220,978     $4,347,459     $3,760,310

DIRECT OPERATING COSTS
   Compensation and benefits                     502,804        442,404      2,056,386      1,455,844
   Other                                          57,960         75,820        214,208        250,924
                                              ----------     ----------     ----------     ----------
                                                 560,764        518,224      2,270,594      1,706,768
                                              ----------     ----------     ----------     ----------

GROSS PROFIT                                     584,172        702,754      2,076,865      2,053,542
                                              ----------     ----------     ----------     ----------

OTHER OPERATING COSTS
   Sales and marketing                           287,619        316,090        959,790        812,540
   General and administrative                    205,084        209,191        603,961        636,206
                                              ----------     ----------     ----------     ----------
                                                 492,703        525,281      1,563,751      1,448,746
                                              ----------     ----------     ----------     ----------

INCOME FROM OPERATIONS                            91,469        177,473        513,114        604,796

INTEREST INCOME                                   19,155         18,107         59,379         62,218
                                              ----------     ----------     ----------     ----------

INCOME BEFORE INCOME TAXES                       110,624        195,580        572,493        667,014

INCOME TAX EXPENSE                                45,200           --          222,000           --
                                              ----------     ----------     ----------     ----------

NET INCOME                                    $   65,424     $  195,580     $  350,493     $  667,014
                                              ==========     ==========     ==========     ==========

NET INCOME PER COMMON SHARE
   Basic                                      $     0.03     $     0.08     $     0.14     $     0.26
                                              ==========     ==========     ==========     ==========
   Diluted                                    $     0.02     $     0.07     $     0.13     $     0.24
                                              ==========     ==========     ==========     ==========

WEIGHTED AVERAGE COMMON SHARES OUSTANDING
   Basic                                       2,536,287      2,567,046      2,549,178      2,566,680
                                              ==========     ==========     ==========     ==========
   Diluted                                     2,712,041      2,843,171      2,741,645      2,806,302
                                              ==========     ==========     ==========     ==========


See Notes to Condensed Financial Statements

                           LEGAL RESEARCH CENTER, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                       (Unaudited)
                                                                    Nine Months Ended
                                                                      September 30,
                                                               --------------------------
                                                                  2001            2000
                                                               --------------------------
OPERATING ACTIVITIES
  Net income                                                   $ 350,493      $   667,014
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                                14,782           17,292
      Amortization of intangible assets and
        capitalized development costs                             25,849           77,549
      Deferred rent expense                                       22,128             --
      Deferred income taxes                                      222,000             --
  Changes in operating assets and liabilities:
      Accounts receivable                                         78,503         (381,192)
      Other current assets                                        14,224          (15,794)
      Accounts payable                                           (61,733)          63,779
      Accrued expenses                                           (83,928)          17,522
                                                               ---------      -----------
          Net cash provided by operating activities              582,318          446,170
                                                               ---------      -----------

INVESTING ACTIVITIES
  Purchases of furniture and equipment                           (73,932)         (21,200)
  Investment in Integrity Interactive Corporation                   --           (500,000)
                                                               ---------      -----------
          Net cash used by investing activities                  (73,932)        (521,200)
                                                               ---------      -----------

FINANCING ACTIVITIES
  Redemption of Legal Research Center stock                      (90,008)            --
  Proceeds from exercise of stock options                          4,916            6,423
                                                               ---------      -----------
          Net cash provided (used) by financing activities       (85,092)           6,423
                                                               ---------      -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 423,294          (68,607)

CASH AND CASH EQUIVALENTS
  Beginning of period                                            575,817        1,347,469
                                                               ---------      -----------

  End of period                                                $ 999,111      $ 1,278,862
                                                               =========      ===========


See Notes to Condensed Financial Statements

                           LEGAL RESEARCH CENTER, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (unaudited)


Basis Of Presentation: The interim financial statements are unaudited, and in the opinion of management reflect all adjustments necessary for a fair presentation of results of such periods. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full fiscal year.

The condensed balance sheet as of December 31, 2000, is derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The notes accompanying the consolidated financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, include accounting policies and additional information pertinent to an understanding of both the December 31, 2000, balance sheet and the interim financial statements. The information has not changed substantially except as a result of normal transactions in the nine months ended September 30, 2001, and as discussed in the following notes.

Major Customers: One customer accounted for 68% of the Company's revenue for the three months ended September 30, 2001 and 72% for the nine months ended September 30, 2001. The same customer accounted for 72% of the Company's revenue for the three months ended September 30, 2000 and 57% for the nine months ended September 30, 2000.

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

The Company's revenue has historically been derived from conducting analytical research and writing on a non-recurring basis for its customers. Historically, the Company has experienced a seasonal fluctuation in revenues with second and third quarters being the slowest quarters of the year and the last quarter being the strongest. The Company has developed and implemented programs designed to attract customers to enter into long term relationships to provide greater consistency in quarterly revenues.

RESULTS OF OPERATIONS

Revenue: Revenue decreased by $76,042 or 6%, to $1,144,936 for the three month period ended September 30, 2001, over the same period in 2000. For the nine month period, revenue increased by $587,149 or 16%. The increase is primarily attributable to increases in research and writing services for corporate clients.

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

Direct operating costs increased 8% or $42,540, for the three months ended September 30, 2001, from the same period in 2000. For the nine month period, direct operating costs increased $563,826 or 33%. Compensation and benefits increased 41% offset by a 15% decrease in other operating expense. The increase in operating costs is due to the increase in revenue and additional staff.

Direct operating costs, expressed as a percentage of revenue increased 7% to 49% for the three months ended September 30, 2001, from the same period in 2000. For the nine month period, direct operating costs as a percentage of revenue increased from 45% to 52%.

Gross Profit: Gross profit for the three months ended September 30, 2001, decreased by $118,582 or 17% to $584,172 from a gross profit of $702,754 for the comparable period for 2000. As a percentage of revenue, gross profit decreased 6.6% to 51% for the three months ended September 30, 2001, from the same period in 2000.

For the nine months ended September 30, 2001, gross profit increased $23,323 or 1% from the comparable 2000 period. As a percentage of revenue, gross profit decreased from 55% to 48% for the nine months ended September 30, 2001, from the same period in 2000. The decrease in gross profit is attributable to an increase in cost of compensation and benefits.

Other Operating Costs: Other operating costs include compensation of officers, sales and corporate staff, advertising and direct marketing expenditures and general corporate overhead, including depreciation. Other operating costs decreased by $32,578 or 6% for the three months ended September 30, 2001, from the same period in 2000. For the nine month period, other operating costs increased $115,005 or 8% from the comparable period in 2000. The increase is due to increases in sales personnel and travel, new technology and marketing.

Earnings Before Interest, Taxes, Depreciation and Amortization: Earnings before interest, taxes, depreciation and amortization were $98,512 or $.04 per share (basic) for the three months ended September 30, 2001, compared to $210,181 or $.08 (basic) per share for the comparable period in 2000.

Interest Income: Interest income increased $1,048 or 6% for the three months ended September 30, 2001, from the comparable period in 2000. For the nine month period, interest income decreased $2,839 or 5% from the same period in 2000. The decrease is a result of the declining interest rates in 2001.

Income Tax Expense: Income tax expense was $45,200 for the three months ended September 30, 2001 compared to no expense for the three months ended September 30, 2000. For the nine month period ended September 30, 2001, income tax expense was $222,000 compared to no expense for the same period in

2000. The increased tax expense was a result of the Company's reversal of the valuation allowance for deferred tax assets in the fourth quarter of 2000.

Net Income: The Company earned $65,424 or $.03 (basic) and $.02 (diluted) per share for the three months ended September 30, 2001, compared to $195,580 or $.08 (basic) and $.07 (diluted) per share for the comparable period in 2000. For the nine month period ended September 30, 2001, the Company earned $350,493 or $.14 (basic) and $.13 (diluted) per share compared to $667,014 or $.26 (basic) and $.24 (diluted) per share for the same period in 2000. The decrease in net income for the nine months ended September 30, 2001, is the result of an increase in direct operating costs, increases in sales personnel and travel, new technology, marketing and an increase in tax expense.

LIQUIDITY AND CAPITAL RESOURCES

On  September  30,  2001,  the  Company  had  cash  and  cash   equivalents  and
certificates of deposit of $1,854,111 and working capital of $2,937,287.

Net cash provided by operating activities was $582,318 for the nine months ended September 30, 2001 compared to $446,170 for the comparable period in 2000, or an increase of 31%

Investment activities used $73,932 in the nine months ended September 30, 2001. The cash was used for purchases of furniture and equipment.

Financing activities provided $4,916 from the proceeds of exercised stock options and used $90,008 for the redemption of the Company's stock.


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

The court has dismissed virtually all material counts of the lawsuit. Lawfinders has filed a notice of appeal. The Company believes that it will continue to prevail in the litigation.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          none

     (b)  Reports on Form 8-K

          none


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        LEGAL RESEARCH CENTER, INC.


Dated:  November 1, 2001                By:  /s/  Christopher R. Ljungkull
                                             ----------------------------------
                                             Christopher R. Ljungkull
                                             Chief Executive Officer