Form 10KSB
period 2001-12-31
LEGAL RESEARCH CENTER INC
filed 2002-03-29
CIK 945506

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2001 or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ____________ to ____________.

                         Commission file number 0-26548

                           Legal Research Center, Inc.
(Name of Small Business Issuer in Its Charter)

           Minnesota                                              41-1680384
  (State or Other Jurisdiction                                  (IRS Employer
of Incorporation or Organization)                            Identification No.)

310 Fourth Avenue South, Suite 1100, Minneapolis, MN                55415
(Address of Principal Executive Offices)                          (Zip Code)

Issuer's Telephone Number, Including Area Code:   612/332-4950

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

     Check whether the issuer filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

                            [Cover page 1 of 2 pages]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

State issuer's revenues for its most recent fiscal year.  $5,562,323

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

                        $2,886,510 as of March 15, 2002


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              3,520,392 shares of Common Stock as of March 15, 2002


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

     Definitive Proxy Statement of Legal Research Center, Inc., relating to the Annual Meeting of Shareholders to be held in June 2002 (the "2002 Proxy Statement") (incorporated by reference into Part III of this Form 10-KSB).

                            [Cover page 2 of 2 pages]

                         Item 1. DESCRIPTION OF BUSINESS

General

     Legal Research Center, Inc. (the `Company' or `LRC') became a publicly owned company in August 1995. The Company provides outsourced legal research, writing and knowledge management services to U.S. and Canadian attorneys in corporate and private practice. The Company also serves as a content developer for legal publishers and creates law-related business-to-business and business-to-consumer content for Internet sites serving the legal profession and consumers. LRC utilizes a carefully selected group of attorneys to provide value-added services to its customers by (i) conducting computerized and manual legal and factual information research and analysis and (ii) preparing written memoranda, formal court-ready legal briefs and surveys of the law. The Company also markets and sells online compliance training products in partnership with Integrity Interactive Corporation, in which the Company holds an equity interest, and provides contract attorneys to law firms and corporate law departments on a temporary or permanent basis, and non-legal research services to the general public.

Business Highlights

     The core product and service offerings of the Company's business continued to grow in 2001, including research and writing for private attorneys and multijurisdictional surveys for corporate legal counsel. Additionally, the Company continued to author and edit publications for legal publishers and added revenue from the sale of online compliance products developed and sold in partnership with Integrity Interactive Corporation. The revenue from the Company's 10 largest customers accounted for approximately 85%, and one customer 71%, of total revenue in 2001, as compared to 60% in 2000.

     For the fiscal year, the Company reported revenue of $5.6 million, an increase of 8% over the previous year's revenue of $5.1 million and an all-time high for the Company. Gross profit remained strong, at 52 cents for every $1 of revenue, the same as in 2000. The Company reported net income of $403,291, or $.16 per share (basic), a 71% decrease from the previous year end earnings of $1,373,381, or $.54 per share (basic). Adjusted for a one-time tax benefit to reverse the valuation allowance related to net operating losses carried forward and to reflect a tax provision based on current tax rates, the Company would have had net income of approximately $480,000, or $.19 per share (basic) in 2000.

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

     The Company provides full or part-time contract attorneys for temporary or permanent assignments to law firms and corporate law departments. The Company also provides document retrieval services for attorneys and the general public. In 2001, the Company continued to expand its content development services to legal publishers.

Sales and Marketing

     LRC's marketing strategy centers on providing customized, value-added solutions in response to each customer's analytical research and writing needs. Because of the Company's historically limited marketing budget, the Company relied primarily on its customers' own initiatives to provide repeat business to LRC. Since its initial public offering, the Company has been targeting opportunities to capture an increasing share of its customers' analytical research and writing activities by increasing its contacts with its existing customers through direct mail, telemarketing and direct account services. The Company continued in 2001 to add to its sales staff both for core research services and for the sale of online compliance training products through a partnership with Integrity Interactive Corporation.

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

     In addition to expanding the size and outreach of its sales team in 2001, the Company continued to promote its services and expand its market presence thorough strategic alliances with companies like West Group, and trade association like the American Corporate Counsel Association, the National Association of Realtors and the Association of Trial Lawyers of America.

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

Executive Officers of the Company

     The following sets forth biographical information for Christopher R. Ljungkull and James R. Seidl, the executive officers of the Company. Biographical information for directors of the Company can be found in the Company's 2002 Proxy Statement, incorporated herein by reference.

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

Personnel

     As of March 15, 2002, the Company had 25 employees, including 9 full-time research attorneys and a pool of 21 contract attorneys. Many of the Company's contract attorneys work part-time. No Company employees are currently represented by labor unions and the Company is not a party to any collective bargaining agreement. The Company has never been subject to any form of work stoppage or strike and has not experienced any labor difficulties. The current full-time staffing level is considered to be adequate. The Company expects that it will continue to need more contract attorneys as its business grows and expects that it will be able to secure such attorneys as needed.

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

                         Item 2. DESCRIPTION OF PROPERTY

     The Company moved its corporate headquarters and administrative offices in May, 2001. The new offices are located in Minneapolis, Minnesota in an office building and consist of approximately 7,958 square feet leased office space. The Company will lease the facility under an operating lease expiring April 2008, requiring average annual rent of approximately $86,400 and a portion of the tax and operating costs. Because most of the Company's research attorneys generally office in their homes or in public library facilities, the Company believes that the leased premises are sufficient for its current operations and its foreseeable needs.

                            Item 3. LEGAL PROCEEDINGS

     Except as described below, the Company is not currently a party to any litigation which would likely have a materially adverse effect on the Company's results of operations or financial condition, if decided adversely to the Company.

     In June of 1998 the Company was sued by Lawfinders Associates, Inc. (LFA), a Dallas competitor, based on LFA's allegation that the Company usurped proprietary information learned in the context of preliminary discussions of a business combination, which did not materialize. The lawsuit was based on the Company's plan to offer customers for appellate briefs a 100% guarantee based on results. This plan was halted when LFA obtained a temporary restraining order in Texas state court temporarily ending LRC's program. LFA sought unspecified damages and to enjoin LRC from offering a results-based guarantee. On November 4, 1998, a federal court in Dallas, Texas granted LRC's request to dissolve the state court order and rejected LFA's claims that it had exclusive rights to guaranteed brief writing services. The Company asked the court for summary judgment on all counts, and was it granted in all meaningful respects. The matter is now in the final stages of appeal and the Company expects to continue to prevail in the proceedings.

           Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the Company's 2001 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

        Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

     The Company's Common Stock trades on the Over-the-Counter Bulletin Board under the symbol "LRCI". As of March 15, 2001, there were approximately 68 recordholders of its Common Stock. The Company estimates that there are approximately 715 beneficial holders of its Common Stock.

     The following table sets forth the quarterly high and low bid prices for the periods indicated, through December 31, 2001, as reported by Nasdaq. The prices listed are inter-dealer quotations without retail markup, markdown or commission and may not reflect actual transactions. The Company has not independently verified the prices listed.

            Period                     Low Bid               High Bid
            ------                     -------               --------
     01/01/00 - 03/31/00               $1.75                 $2.625

     04/01/00 - 06/30/00               $1.75                 $3.0625

     07/01/00 - 09/30/00               $2.125                $2.9688

     10/01/00 - 12/31/00               $1.4375               $2.25

     01/01/01 - 03/31/01               $1.38                 $2.38

     04/01/01 - 06/30/01               $1.55                 $2.00

     07/01/01 - 09/30/01               $1.50                 $1.89

     10/01/01 - 12/31/01               $1.26                 $1.55


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

     The Company's revenue have historically been derived from conducting analytical research and writing on a non-recurring basis for its customers. In 2001, one customer accounted for approximately 71%, and 10 customers accounted for 85%, of the Company's revenue. The loss of the Company's major customer would have a material adverse impact on its financial condition. Historically, the Company has experienced a seasonal fluctuation in revenue with the second and third quarters being the slowest quarters of the year and the last quarter being the strongest. For 2001, the third and fourth quarters were the slowest due in part to the effect of the events of September 11.

Results of Operations

Year ended December 31, 2001 compared to the year ended December 31, 2000

     Revenue:  Revenue  increased  by  $417,386  or 8% to  $5,562,323  for  2001 compared to revenue of $5,144,937. The increase in revenue is primarily attributable to increased sales to corporate and private attorneys.

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

     Total direct operating costs increased $222,854 or 9% to $2,676,208 compared to 2000 direct operating costs of $2,453,354. This increase is directly related to the increase in revenue for 2001 with compensation and benefits comprising 143% of the increase offset by a 43% decrease in other direct operating costs.

     Gross Profit: Gross profit increased $194,532 for 2001, or 7%, to $2,886,115 compared to $2,691,583 for 2000. This increase was primarily due to the increase in revenue. As a percentage of revenue, gross profit remained consistent with 2000 at 52%.

     Other Operating Costs: Other operating costs include compensation of officers, sales and other corporate staff, advertising and direct marketing expenditures and general corporate overhead, including depreciation and amortization.

     Other operating costs increased $315,520 or 16%, to $2,285,540 compared to 2000 costs of $1,970,020. The increase is due to a 25% increase in sales and marketing expenditures and a 3.4% increase in general and administrative costs. The increase in sales and marketing is due to the recruitment and hiring of additional experienced sales personnel. Other operating costs increased as a percentage of revenue from 38% in 2000 to 41% in 2001.

     Depreciation   and   Amortization:   The  Company  had   depreciation   and
amortization of $47,306 in 2001 compared to $122,667 in 2000.

     Earnings Before Interest, Taxes, Depreciation and Amortization: Earnings before interest, taxes, depreciation and amortization were $647,881or $.26 per share for 2001, compared to $844,230 or $.33 per share for 2000.

     Other Income and Expenses: Interest income decreased $7,002 or 8.5% to $75,016 over interest income of $82,018 in 2000.

     Income Tax Expense (Benefit): Income tax expense for 2001 was $272,300. In 2000, the Company incurred a one-time tax benefit of $569,800 to reverse the valuation allowance related to net operating losses carried forward.

     Net Income: The Company earned $403,291 or $.16 per share (basic) and $.15 per share (diluted) for the year ended December 31, 2001, compared to earnings of $1,373,381 or $.54 per share (basic) and $.49 per share (diluted) for the comparable period in 2000.

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

     Income Tax Expense (Benefit): In 2000, the Company incurred a one-time tax benefit of $569,800 to reverse the valuation allowance related to net operating losses carried forward.

     Net Income: The Company earned $1,373,381 or $.54 per share (basic) and $.49 per share (diluted) for the year ended December 31, 2000, compared to earnings of $716,172 or $.30 per share (basic) and $.28 per share (diluted) for the comparable period in 1999.

Liquidity and Capital Resources

     At December 31, 2001, the Company had cash and cash equivalents of $750,550 and working capital of $2,719,804. At the same time in 2000, the Company had cash and cash equivalents of $575,817 and working capital of $2,547,859.

     Net cash provided by operating activities was $646,741 in 2001 compared to $602,149 in 2000, or an increase of 7.4%.

     Investment activities used $251,647 in 2001. The cash was used for purchases of furniture and equipment and product development costs. The Company invested $177,715 for the on-going development of software for sale to customers. The software is designed to help law firms and corporations access, store, reuse, and resell their intellectual capital by establishing a Web-based system that enable the exchange of knowledge between in-house counsel and their outside law firms.

     Financing activities used $220,361 with $237,814 used for payments for stock redemption offset by $17,453 provided from the proceeds of exercised stock options.

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

     Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

     None

                                 C O N T E N T S


                                                                       Page
                                                                       ----

INDEPENDENT AUDITOR'S REPORT                                           F - 1

FINANCIAL STATEMENTS

    Balance sheets                                                     F - 2

    Statements of income                                               F - 3

    Statements of stockholders' equity                                 F - 4

    Statements of cash flows                                           F - 5

    Notes to financial statements                                 F - 6 - F - 14

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Stockholders
Legal Research Center, Inc.
Minneapolis, Minnesota


We have audited the accompanying balance sheets of Legal Research Center, Inc. as of December 31, 2001 and 2000, and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Legal Research Center, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



Lurie Besikof Lapidus & Company, LLP
Minneapolis, Minnesota

February 14, 2002

                                    - F - 2 -

                           LEGAL RESEARCH CENTER, INC.

                                 BALANCE SHEETS

                                                                              December 31,
                                                                     --------------------------
                                         ASSETS                          2001           2000
                                                                     -----------    -----------
CURRENT ASSETS
    Cash and cash equivalents                                        $   750,550    $   575,817
    Certificates of deposit                                              855,000        855,000
    Accounts receivable                                                  954,727        939,132
    Deferred income taxes                                                284,700        407,900
    Other                                                                101,016         93,289
                                                                     -----------    -----------
       TOTAL CURRENT ASSETS                                            2,945,993      2,871,138
                                                                     -----------    -----------
FURNITURE AND EQUIPMENT                                                  140,745        307,987
    Less accumulated depreciation                                         61,072        280,789
                                                                     -----------    -----------
                                                                          79,673         27,198
                                                                     -----------    -----------
OTHER ASSETS
    Development costs                                                    177,715         25,849
    Investment in Integrity Interactive Corporation                      500,000        500,000
    Deferred income taxes                                                 12,800        161,900
                                                                     -----------    -----------
                                                                         690,515        687,749
                                                                     -----------    -----------
                                                                     $ 3,716,181    $ 3,586,085
                                                                     ===========    ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                 $    46,852    $   114,381
    Accrued expenses:
       Compensation                                                      164,228        194,451
       Other                                                               6,890          5,847
    Client advances                                                        8,219          8,600
                                                                     -----------    -----------
       TOTAL CURRENT LIABILITIES                                         226,189        323,279
                                                                     -----------    -----------
DEFERRED RENT                                                             44,256           --
                                                                     -----------    -----------
STOCKHOLDERS' EQUITY
    Common stock, $0.01 par value (authorized - 20,000,000 shares;
       issued - 3,501,558 and 3,607,079)                                  35,016         36,071
    Additional paid-in capital                                         6,882,731      7,102,037
    Accumulated deficit                                               (1,505,761)    (1,909,052)
    Notes receivable from officers and former director                (1,966,250)    (1,966,250)
                                                                     -----------    -----------
                                                                       3,445,736      3,262,806
                                                                     -----------    -----------
                                                                     $ 3,716,181    $ 3,586,085
                                                                     ===========    ===========


See notes to financial statements.

                                    - F - 3 -

                           LEGAL RESEARCH CENTER, INC.

                              STATEMENTS OF INCOME

                                                       Year Ended December 31,
                                                     --------------------------
                                                         2001            2000
                                                     ----------     -----------
REVENUE                                              $5,562,323     $ 5,144,937
                                                     ----------     -----------

DIRECT OPERATING COSTS
    Compensation and benefits                         2,412,290       2,092,463
    Other                                               263,918         360,891
                                                     ----------     -----------
                                                      2,676,208       2,453,354
                                                     ----------     -----------

GROSS PROFIT                                          2,886,115       2,691,583
                                                     ----------     -----------

OTHER OPERATING COSTS
    Sales and marketing                               1,446,879       1,159,033
    General and administrative                          838,661         810,987
                                                     ----------     -----------
                                                      2,285,540       1,970,020
                                                     ----------     -----------
INCOME FROM OPERATIONS                                  600,575         721,563

INTEREST INCOME                                          75,016          82,018
                                                     ----------     -----------

INCOME BEFORE INCOME TAXES                              675,591         803,581

INCOME TAX EXPENSE (BENEFIT)                            272,300        (569,800)
                                                     ----------     -----------

NET INCOME                                           $  403,291     $ 1,373,381
                                                     ==========     ===========

NET INCOME PER COMMON SHARE
    Basic                                            $      .16     $       .54
                                                     ==========     ===========

    Diluted                                          $      .15     $       .49
                                                     ==========     ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
    Basic                                             2,532,688       2,565,215

    Diluted                                           2,714,525       2,793,342


See notes to financial statements.

                                   - F - 4 -

                           LEGAL RESEARCH CENTER, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       Common Stock        Additional
                                                  ---------------------      Paid-in      Accumulated      Notes
                                                    Shares       Amount      Capital        Deficit      Receivable        Total
                                                  ---------    --------    -----------    -----------    -----------    -----------
BALANCE AT DECEMBER 31, 1999                      3,602,454    $ 36,024    $ 7,095,661    $(3,282,433)   $(1,966,250)   $ 1,883,002

    Exercise of stock options, net of
       1,875 options utilized in
       cashless exercise                              4,625          47          6,376           --             --            6,423

    Net income                                         --          --             --        1,373,381           --        1,373,381
                                                  ---------    --------    -----------    -----------    -----------    -----------

BALANCE AT DECEMBER 31, 2000                      3,607,079      36,071      7,102,037     (1,909,052)    (1,966,250)     3,262,806

    Exercise of stock options, net of
       1,000 options utilized in
       cashless exercise                             28,200         282         17,171           --             --           17,453

    Stock repurchased                              (133,721)     (1,337)      (236,477)          --             --         (237,814)

    Net income                                         --          --             --          403,291           --          403,291
                                                  ---------    --------    -----------    -----------    -----------    -----------

BALANCE AT DECEMBER 31, 2001                      3,501,558    $ 35,016    $ 6,882,731    $(1,505,761)   $(1,966,250)   $ 3,445,736
                                                  =========    ========    ===========    ===========    ===========    ===========


See notes to financial statements.

                                    - F - 5 -

                           LEGAL RESEARCH CENTER, INC.

                            STATEMENTS OF CASH FLOWS


                                                                 Year Ended December 31,
                                                                ------------------------
                                                                   2001           2000
                                                                ---------    -----------
OPERATING ACTIVITIES
    Net income                                                  $ 403,291    $ 1,373,381
    Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation                                                21,457         19,269
       Amortization of development costs                           25,849        103,398
       Deferred income taxes                                      272,300       (569,800)
       Changes in operating assets and liabilities:
          Accounts receivable                                     (15,595)      (400,461)
          Other current assets                                     (7,727)       (63,950)
          Accounts payable                                        (67,529)        94,011
          Accrued expenses                                        (29,180)        57,357
          Client advances                                            (381)       (11,056)
          Deferred rent                                            44,256           --
                                                                ---------    -----------
             Net cash provided by operating activities            646,741        602,149
                                                                ---------    -----------

INVESTING ACTIVITIES
    Purchases of furniture and equipment                          (73,932)       (25,224)
    Development costs                                            (177,715)          --
    Purchases of certificates of deposit                             --         (855,000)
    Investment in Integrity Interactive Corporation                  --         (500,000)
                                                                ---------    -----------
             Net cash used by investing activities               (251,647)    (1,380,224)
                                                                ---------    -----------

FINANCING ACTIVITIES
    Proceeds from exercise of stock options                        17,453          6,423
    Payments for stock redemption                                (237,814)          --
                                                                ---------    -----------
             Net cash provided (used) by financing activities    (220,361)         6,423
                                                                ---------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  174,733       (771,652)

CASH AND CASH EQUIVALENTS
    Beginning of year                                             575,817      1,347,469
                                                                ---------    -----------
    End of year                                                 $ 750,550    $   575,817
                                                                =========    ===========


See notes to financial statements.

                                    - F - 6 -

                           LEGAL RESEARCH CENTER, INC.

                          NOTES TO FINANCIAL STATEMENTS


1.   Description of the Business and Summary of Significant Accounting Policies

     The Business

     Legal Research Center, Inc. (the Company) provides outsourced legal research, writing and knowledge management services to U.S. and Canadian attorneys in corporate and private practice. The Company also serves as a content developer for legal publishers and creates law-related business-to-business and business-to-consumer content for Internet sites serving the legal profession and consumers. The Company grants credit to customers on terms established for each customer.

     Use of Estimates

     The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect certain reported amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from these estimates.

     Revenue Recognition

     Revenue is recognized as services are performed for hourly fee arrangements and upon project completion for fixed fee arrangements. The Company records a sales allowance for services estimated to be refunded under the Company's guaranteed appellate brief program.

     Cash, Cash Equivalents and Certificates of Deposit

     All investments purchased with a maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents include accounts at financial institutions located in Minnesota. Deposits in these accounts exceeded the balance insured by the Federal Deposit Insurance Corporation (FDIC) by approximately $900,200 at December 31, 2001. Certificates of deposit are with an investment company and are not insured by the FDIC.

     Fair Value of Financial Instruments

     The carrying amounts of financial instruments consisting of cash, cash equivalents, certificates of deposit, receivables, and accounts payable approximate their fair values.

     Furniture and Equipment

     Furniture and equipment are recorded at cost. Depreciation is computed using the straight-line method over three to five years.

     Advertising and Promotions

     Costs associated with advertising and promoting products are expensed as incurred. Advertising and promotion expenses were approximately $334,600 and $431,000 in 2001 and 2000, respectively.


     (continued)

                                    - F - 7 -

                           LEGAL RESEARCH CENTER, INC.

                          NOTES TO FINANCIAL STATEMENTS


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

     A reconciliation  of the shares used to compute net income per common share
     - basic and diluted is as follows:

                                                        Year Ended December 31,
                                                       -------------------------
                                                          2001          2000
                                                       ----------    ----------
     Weighted average common shares                     3,572,688     3,605,215
     Common shares financed by notes (Notes 6 and 8)   (1,040,000)   (1,040,000)
                                                       ----------    ----------
     Weighted average common shares - basic             2,532,688     2,565,215
     Effect of dilutive stock options                     181,837       228,127
                                                       ----------    ----------

     Weighted average common shares - diluted           2,714,525     2,793,342
                                                       ==========    ==========

     Accounting for Stock-Based Compensation

     The Company accounts for employee stock options under the method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and provides the pro forma disclosures required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

     Recent Accounting Pronouncement

     In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of. Although it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized, among other exclusions. SFAS 144 also supersedes the provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations, pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 144 also eliminates the current exemption for consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The Company believes that the implementation of SFAS 144 on January 1, 2002, will not have a material effect on the Company's financial position, results of operations or liquidity.

                                    - F - 8 -

                           LEGAL RESEARCH CENTER, INC.

                          NOTES TO FINANCIAL STATEMENTS


2.   Sale of Subsidiaries and Investment in The Cyber Law Offices, Inc. (CLO) -

     The Company sold its subsidiary, The Law Office, Inc. (TLO) and CLO, to the Company's co-chairman in October 1999. On the date of sale, TLO and CLO had no significant net assets. CLO and TLO common stock was exchanged for convertible preferred stock of CLO with a face value of $1.5 million. The preferred stock is convertible at the option of the Company into common stock of CLO valued at $1.5 million. The Company also received warrants to purchase $1.5 million of CLO common stock for approximately $770,000. The $1.5 million value of the preferred stock is fully reserved and the gain is deferred until such time as the convertible preferred stock and warrants can be readily converted into cash.


3.   Accounts Receivable -

     Accounts receivable consist of the following:

                                                           December 31,
                                                      ---------------------
                                                          2001       2000
                                                      ----------   --------

          Trade                                       $  751,525   $879,382
          Trade - Integrity Interactive Corporation      258,202*   104,750
                                                      ----------   --------
                                                       1,009,727    984,132
          Less allowance for doubtful accounts            55,000     45,000
                                                      ----------   --------
                                                      $  954,727   $939,132
                                                      ==========   ========

     * In February 2002, the Company collected approximately $86,000 on the December 31, 2001 balance.


4.   Investment in Integrity Interactive Corporation -

     In July 2000, the Company purchased 810,000 shares of Series A Convertible Preferred Stock of Integrity Interactive Corporation (Integrity), a Delaware corporation, for $500,000. Integrity provides Web-based compliance training for corporations.

     The Company recorded its investment in and accounts for Integrity using the cost method. Dividends received from accumulated earnings subsequent to the date of the Company's investment in Integrity are recognized as income. Dividends received in excess of earnings subsequent to the date of the Company's investment are considered a return of the Company's investment and are recorded as a reduction of the Company's investment. The investment will be written down if it is considered to be permanently impaired. No dividends have been received by the Company from its investment in Integrity.

     Management believes its investment in Integrity is not impaired and therefore the balance sheet reflects the investments in Integrity at its original investment amount. In the event Integrity is unable to achieve its planned level of future profits, the carrying value on the investment may be reduced by a material amount in the near term.

                                   - F - 9 -


                           LEGAL RESEARCH CENTER, INC.

                          NOTES TO FINANCIAL STATEMENTS


5.   Development Costs -

     Development costs including the following:

                                           December 31,
                                      ----------------------
                                        2001         2000
                                      ---------    ---------
          Costs:
             Software for sale        $ 177,715    $      --
             CADRE                      315,949      315,949
                                      ---------    ---------
                                        493,664      315,949
          Accumulated amortization:
             Software for sale               --           --
             CADRE                     (315,949)    (290,100)
                                      ---------    ---------

                                      $ 177,715    $  25,849
                                      =========    =========

     Software for Sale

     The Company capitalized costs for the development of software for external use. The software is designed to help law firms and corporations access, store, reuse, and resell their intellectual capital by establishing a Web-based system that enables the exchange of knowledge between in-house counsel and their outside law firms.

     The capitalized software costs will be amortized, upon completion, by the greater of (a) the ratio current gross revenues for the software bear to the total of current and anticipated future gross revenues for the software or (b) the straight-line method over the estimated economic life of the product, currently estimated to be three years after the software is completed. It is reasonably possible that estimates of anticipated future gross revenues, the remaining estimated economic life of the products, or both will be reduced significantly in the near term. As a result, the carrying amount of the capitalized software costs may be reduced materially in the near term.

     Corporate Alternative Dispute Resolutions Enterprises (CADRE)

     The Company capitalized certain costs for the development of the CADRE training program. Capitalized costs included direct labor, fees, and expenses of contractors who assisted in the development of the product. CADRE costs capitalized were amortized over three years on the straight-line method and were fully amortized at December 31, 2001.


6.   Notes Receivable From Officers and Former Director -

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

                                   - F - 10 -


                           LEGAL RESEARCH CENTER, INC.

                          NOTES TO FINANCIAL STATEMENTS


7.   Income Taxes -

     Income tax expense (benefit) consists of the following:

                                                      Year Ended December 31,
                                                      -----------------------
                                                        2001         2000
                                                      ---------    ----------
          Deferred:
             Federal                                  $ 217,300    $(481,800)
             State                                       55,000      (88,000)
                                                      ---------    ---------
                                                        272,300     (569,800)
                                                      ---------    ---------

                                                      $ 272,300    $(569,800)
                                                      =========    =========

     The Company utilized approximately $619,000 and $500,000 of federal and state net operating loss carryforwards, respectively, to reduce its 2001 tax liabilities. The Company utilized approximately $820,000 and $657,000 of federal and state net operating loss carryforwards, respectively, to reduce its 2000 tax liabilities.

     The significant differences between income taxes at the statutory rate and the effective tax rates were as follows:

                                                      Year Ended December 31,
                                                      -----------------------
                                                         2001        2000
                                                      ----------   ----------

          Tax computed at the statutory federal rate   $ 230,000   $ 273,200
          State income tax, net of federal effect         35,200      42,500
          Net operating loss carryforward utilized            --    (321,500)
          Reversal of valuation allowance                     --    (567,500)
          Other                                            7,100       3,500
                                                       ---------   ---------

          Income tax expense (benefit)                 $ 272,300   $(569,800)
                                                       =========   =========

     Deferred taxes consist of the following:

                                                                  December 31,
                                    ------------------------------------------------------------------------
                                                   2001                                  2000
                                    -----------------------------------    ---------------------------------
                                      Total       Federal       State        Total      Federal      State
                                    ---------    ---------    ---------    ---------   ---------   ---------
          Deferred tax assets:
             Allowance for doubt-
               ful accounts         $  23,100    $  18,700    $   4,400    $  16,700   $  13,600   $   3,100
             Intangible, other
               assets and accrued
               expenses                21,300       15,200        6,100       22,000      12,200       9,800
             Furniture and
               equipment               (9,200)      (7,500)      (1,700)      12,300      10,000       2,300
             Net operating loss
               carryforward           262,300      238,100       24,200      518,800     446,000      72,800
                                    ---------    ---------    ---------    ---------   ---------   ---------

                                    $ 297,500    $ 264,500    $  33,000    $ 569,800   $ 481,800   $  88,000
                                    =========    =========    =========    =========   =========   =========

     In 2000, the Company reversed the valuation allowance for the net deferred tax assets due to the likelihood of their realization. The change in the valuation allowance was a decrease of $889,000 in 2000.

     (continued)

                                   - F - 11 -


                           LEGAL RESEARCH CENTER, INC.

                          NOTES TO FINANCIAL STATEMENTS


7.   Income Taxes - (continued)

     At  December  31,  2001,   the  Company  has  federal  net  operating  loss
     carryforwards totaling $727,000 (state - $247,000) expiring $656,000, $58,000 and $13,000, in 2012, 2018, and 2019 respectively.

     Realization of the deferred tax asset relating to net operating losses is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.


8.   Stock Option Plans and Warrants -

     The Company has a 1995 Stock Option Plan and a 1997 Stock Option Plan which allow for the granting of 2,400,000 incentive stock options and nonqualified stock options to purchase the Company's common stock. The exercise price of the options issued under the plans may not exceed the fair market value of the stock on the date of grant. The exercise period for incentive stock options may not exceed ten years.

     The Company also has the Legal Research Center, Inc. Existing Officer's Stock Option Plan. Pursuant to the Officers' Plan, the Company granted options to two officers to each purchase 180,000 shares of common stock. The options expired in 2000.

     Nonemployee directors are compensated with annual stock option grants (Director Options) of 5,000 shares, exercisable at fair market value on the date of grant, and which expire ten years after issuance.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2001 and 2000, respectively; expected volatility of 36% and 52%; risk-free interest rates of 4.4% and 6.2%, expected lives of 3.2 and 3.6 years, and no dividend yield.

     A summary of the status of the stock options under these plans, including the 1,040,000 shares of common stock issued to officers and directors, which are treated as stock options, is as follows:

                                          2001                         2000
                               ---------------------------  ---------------------------
                                          Weighted Average             Weighted Average
                                Options    Exercise Price    Options    Exercise Price
                               ---------  ----------------  ---------  ----------------
Outstanding at
   beginning of year           1,716,175      $     2.47    1,902,667      $     2.55
Granted                          826,731            4.25      195,508            2.57
Exercised                        (29,200)            .60       (6,500)            .99
Forfeited                       (653,044)           4.90     (375,500)           2.94
                              ----------                   ----------
Outstanding at
   end of year                 1,860,662            2.43    1,716,175            2.47
                              ==========                   ==========

Weighted average grant date
   fair value of options
   granted during the year                    $      .19                   $      .77

     (continued)

                                   - F - 12 -


                           LEGAL RESEARCH CENTER, INC.

                          NOTES TO FINANCIAL STATEMENTS


8.   Stock Option Plans and Warrants - (continued)

     The following table summarizes information about stock options outstanding as of December 31, 2001:

                                         Options Outstanding
                           ---------------------------------------------
                                      Weighted Average
             Range of                    Remaining      Weighted Average
          Exercise Prices  Options    Contractual Life   Exercise Price
          ---------------  ---------  ----------------  ----------------

           $ .21 - $ .25     149,843          1.8           $   .23
           $ .43 - $ .97       5,100           .2               .94
           $1.13 - $1.56     225,309          1.7              1.34
           $1.60 - $1.76      21,200          4.5              1.70
           $1.81 - $1.90      57,280          6.1              1.85
           $1.97 - $2.38     173,887          2.4              2.16
               $2.38          66,000          1.0              2.38
           $2.44 - $2.81      35,400          7.4              2.76
           $3.00 - $3.50   1,126,643          1.8              3.03
                           ---------

           $ .21 - $3.50   1,860,662
                           =========

     All of the above options are exercisable.

     The Company applies APB Opinion 25 and related interpretations in accounting for stock option plans. Accordingly, no compensation cost was recognized for options in 2001 or 2000 as the option exercise price did not exceed the market price on the date of grant. Had compensation cost for the stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS No. 123, the pro forma net income and pro forma net income per share would be as follows:

                                                Year Ended December 31,
                                             -----------------------------
                                                 2001             2000
                                             -------------   -------------

          Net income:
             As reported                     $     403,291   $   1,373,381
             Pro forma                             307,122       1,644,508

          Net income per share:
             As reported - basic             $         .16   $         .54
                                 - diluted             .15             .49
             Pro forma - basic                         .12             .64
                              - diluted                .11             .59

     The pro forma effects of applying SFAS No. 123 are not indicative of future amounts since, among other reasons, the pro forma requirements of the SFAS No. 123 were applied only to options granted after December 31, 1994.

                                   - F - 13 -


                           LEGAL RESEARCH CENTER, INC.

                          NOTES TO FINANCIAL STATEMENTS


9.   Royalty Agreements -

     The Company has an agreement with one association that expires in 2002, which requires payment of royalties for projects. Royalty rates vary according to the terms in the agreement. Royalty expense for 2001 and 2000 was approximately $2,460 and $31,500, respectively.


10.  Significant Customers -

     The Company had one customer that comprised 71% and 60% of revenues for 2001 and 2000, respectively, and 39% and 44% of accounts receivable at December 31, 2001 and 2000, respectively.


11.  Transactions With Related Parties -

     The  Company  earned  fees  and  commissions  from  Integrity   Interactive
     Corporation   totaling   $243,991   and   $104,750,   for  2001  and  2000,
     respectively.


12.  Commitments and Contingencies -

     Lease

     The Company entered into a new office lease agreement beginning May 1, 2001. The lease has a 7-year term with a 5-year renewal option and requires monthly payments of base rent, property taxes and operating expenses, beginning in 2002. Rent expense, including operating expenses, was approximately $101,100 and $72,800 for 2001 and 2000, respectively.

     Approximate future minimum lease payments for the new office lease are as follows:

              Year              Amount
          -------------       ----------

              2002            $   53,053
              2003                90,191
              2004               103,454
              2005               107,433
              2006               107,433
           Thereafter            143,244
                                --------

                              $  604,808
                                ========

     (continued)

                                   - F - 14 -


                           LEGAL RESEARCH CENTER, INC.

                          NOTES TO FINANCIAL STATEMENTS


12.  Commitments and Contingencies - (continued)

     Lawsuit

     During 1997 and early 1998, the Company had discussions with Lawfinders Associates, Inc. (Lawfinders) about a possible business combination; the discussions  failed to produce an agreement  between the  parties.  In June
     1998, the Company was sued by Lawfinders who alleged the Company misappropriated Lawfinder's proprietary information. The Company asked the court to dismiss all of Lawfinder's claims. The trial court entered judgement against Lawfinders on all substantive claims. Lawfinders has appealed and the mater is currently pending in the Count of Appeals. The Company believes that it will prevail in the litigation. The Company's general liability insurance carrier has covered the Company's costs of defending the action and the Company believes all future costs, if any, will be similarly covered.

     Guaranteed Appellate Brief Services (GAB)

     The Company offers, on a selective basis, guarantees for appellate brief services where amounts invoiced or collected by the Company may be credited or refunded to the customer. There was no GAB revenue for 2001 and $33,100 for 2000.

PART III

      Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information contained under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the 2002 Proxy Statement is incorporated herein by reference.

     Information concerning executive officers of the Company can be found under the caption "Executive Officers of the Company" in Item 1 hereof.

                         Item 10. EXECUTIVE COMPENSATION

     The information contained under the captions "Executive Compensation" and "Election of Directors Board of Directors and Committees Remuneration of Directors" in the 2002 Proxy Statement is incorporated herein by reference.

     Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained under the caption "Principal Shareholders" in the 2002 Proxy Statement is incorporated herein by reference.

             Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the caption "Certain Relationships and Transactions" in the 2002 Proxy Statement is incorporated herein by reference.

                    Item 13. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of the report:

Financial Statements. Audited financial statements as of December 31, 2001 and 2000 and for the years then ended are filed as part of this Form 10-KSB. See Index to Financial Statements on Page F-1.

Exhibits. The following exhibits are being filed as part of this Form 10-KSB:

Exhibit No.                           Title                     Method of Filing
----------- --------------------------------------------------- ----------------

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

00.1        News Release Plugged In Software                     Filed Herewith

00.2        News Release regarding Integrity Interactive         Filed Herewith

00.3        News Release regarding Medtronic                     Filed Herewith

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

                                        LEGAL RESEARCH CENTER, INC.


                                        By:      /s/ Christopher R. Ljungkull
                                            ------------------------------------
                                            Christopher R. Ljungkull, CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Name and Title                   Signature               Date
       --------------                   ---------               ----
Arun K. Dube                        /s/ Arun K. Dube       March 26, 2002
Co-Chairman of the Board            ----------------

Christopher R. Ljungkull
Co-Chairman of the Board
Chief Executive Officer            /s/ C.R. Ljungkull      March 26, 2002
(Principal Executive Officer)      ------------------

James R. Seidl                     /s/ James R. Seidl      March 26, 2002
President and Director             ------------------

Bruce J. Aho                        /s/ Bruce J. Aho       March 26, 2002
Director                            ----------------