Form 10QSB
period 2002-03-31
LEGAL RESEARCH CENTER INC
filed 2002-05-15
CIK 945506

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002 or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ------------------------

                         Commission file number 0-26548

                           Legal Research Center, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

Minnesota                                      41-1680384
----------------------------                   ---------------------------------
(State Or Other Jurisdiction                   (IRS Employer Identification No.)
     Of Incorporation)

         310 Fourth Avenue South, Suite 1100, Minneapolis, MN 55415-1005
--------------------------------------------------------------------------------
               (Address Of Principal Executive Offices) (Zip Code)

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

               3,390,392 shares of Common Stock as of May 13, 2002

                                      INDEX

PART I. FINANCIAL INFORMATION                                               Page
                                                                            ----

Item 1. Financial Statements:

        Condensed Balance Sheets
           March 31, 2002 and December 31, 2001................................2
        Condensed Statements of Operations
          Three Months Ended March 31, 2002 and 2001...........................3
        Condensed Statements of Cash Flows
           Three Months Ended March 31, 2002 and 2001..........................4
        Notes to Condensed Financial Statements ...............................5

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations...........................................5

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings..............................................7

        Item 6. Exhibits and Reports on Form 8-K...............................8

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           LEGAL RESEARCH CENTER, INC.

                            CONDENSED BALANCE SHEETS

                                                                      (unaudited)
                                                                       March 31,     December 31,
ASSETS                                                                    2002           2001
------------------------------------------------------------------------------------------------
CURRENT ASSETS
      Cash and cash equivalents                                       $   790,191    $   750,550
      Certificates of deposit                                             665,000        855,000
      Accounts receivable                                                 593,090        954,727
      Deferred income taxes                                               220,700        284,700
      Other                                                                82,269        101,016
                                                                      -----------    -----------
                            TOTAL CURRENT ASSETS                        2,351,250      2,945,993
                                                                      -----------    -----------

FURNITURE AND EQUIPMENT                                                   147,898        140,745
      Less accumulated depreciation                                        68,206         61,072
                                                                      -----------    -----------
                                                                           79,692         79,673
                                                                      -----------    -----------

OTHER ASSETS

      Development costs                                                   305,624        177,715
      Investment in Integrity Interactive Corporation                     500,000        500,000
      Deferred income taxes                                               181,900         12,800
                                                                      -----------    -----------
                                                                          987,524        690,515
                                                                      -----------    -----------

                                                                      $ 3,418,466    $ 3,716,181
                                                                      ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
      Accounts payable                                                $    63,938    $    46,852
      Accrued expenses                                                     73,428        179,337
                                                                      -----------    -----------
                         TOTAL CURRENT LIABILITIES                        137,366        226,189
                                                                      -----------    -----------


                                                                      -----------    -----------
DEFERRED RENT                                                              66,384         44,256
                                                                      -----------    -----------

STOCKHOLDERS' EQUITY
      Common stock, $0.01 par value; (authorized 20,000,000 shares;
           issued - 3,466,392 and 3,501,558 shares, respectively)          34,664         35,016
      Additional paid-in capital                                        6,829,281      6,882,731
      Accumulated deficit                                              (1,682,979)    (1,505,761)
      Notes receivable from officers and former director               (1,966,250)    (1,966,250)
                                                                      -----------    -----------
                                                                        3,214,716      3,445,736
                                                                      -----------    -----------
                                                                      $ 3,418,466    $ 3,716,181
                                                                      ===========    ===========

See Notes to Condensed Financial Statements

                           LEGAL RESEARCH CENTER, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                            Three Months
                                                           Ended March 31,
                                                    ----------------------------
                                                        2002             2001
                                                    ----------------------------
REVENUE                                             $   461,882      $ 1,633,871
                                                    -----------      -----------

DIRECT OPERATING COSTS
      Compensation and benefits                         164,956          790,725
      Other                                              53,001           77,753
                                                    -----------      -----------
                                                        217,957          868,478
                                                    -----------      -----------

GROSS PROFIT                                            243,925          765,393
                                                    -----------      -----------

OTHER OPERATING COSTS
      Sales and marketing                               281,415          329,454
      General and administrative                        209,045          194,385
                                                    -----------      -----------
                                                        490,460          523,839
                                                    -----------      -----------

INCOME FROM OPERATIONS                                 (246,535)         241,554

INTEREST INCOME                                           9,355           19,774
                                                    -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES                      (237,180)         261,328

INCOME TAX EXPENSE (BENEFIT)                            (92,400)         106,100
                                                    -----------      -----------

NET INCOME (LOSS)                                   $  (144,780)     $   155,228
                                                    ===========      ===========

NET INCOME (LOSS) PER COMMON SHARE
      Basic                                         $     (0.06)     $      0.06
                                                    ===========      ===========
      Diluted                                       $     (0.06)     $      0.06
                                                    ===========      ===========
WEIGHTED AVERAGE COMMON SHARES OUSTANDING
      Basic                                           2,467,960        2,564,557
                                                    ===========      ===========
      Diluted                                         2,467,960        2,768,979
                                                    ===========      ===========

See Notes to Condensed Financial Statements

                           LEGAL RESEARCH CENTER, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                               Three Months
                                                              Ended March 31,
                                                          ---------------------
                                                             2002        2001
                                                          ---------------------

OPERATING ACTIVITIES
     Net income (loss)                                    $(144,780)  $ 155,228
     Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
           Depreciation                                       7,134       3,589
           Amortization of development costs                     --      25,849
           Deferred rent expense                             22,128          --
           Deferred income taxes                            (92,400)    106,100
     Changes in operating assets and liabilities:
            Accounts receivable                             361,637      40,333
            Other current assets                             18,747     (35,747)
            Accounts payable                                 17,086      13,272
            Accrued expenses                               (105,909)     17,126
                                                          ---------   ---------

                Net cash provided by operating activities    83,643     325,750
                                                          ---------   ---------

INVESTING ACTIVITIES
     Development costs                                     (127,909)
     Redemption (purchase) of certificates of deposit       190,000     (95,000)
     Purchases of furniture and equipment                    (7,153)     (7,505)
                                                          ---------   ---------

                Net cash used by investing activities        54,938    (102,505)
                                                          ---------   ---------

FINANCING ACTIVITIES
     Redemption of Legal Research Center stock              (98,940)    (42,778)
     Proceeds from exercise of stock options                     --       1,594
                                                          ---------   ---------

                Net cash used by financing activities       (98,940)    (41,184)
                                                          ---------   ---------

INCREASE IN CASH AND CASH EQUIVALENTS                        39,641     182,061

CASH AND CASH EQUIVALENTS
     Beginning of period                                    750,550     575,817
                                                          ---------   ---------

     End of period                                        $ 790,191   $ 757,878
                                                          =========   =========

See Notes to Condensed Financial Statements

                          LEGAL RESEARCH CENTER, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2002

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

The condensed balance sheet as of December 31, 2001, is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The notes accompanying the financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, include accounting policies and additional information pertinent to an understanding of both the December 31, 2001, balance sheet and the interim financial statements. The information has not changed substantially except as a result of normal transactions in the three months ended March 31, 2002, and as discussed in the following notes.

Major Customers: One customer accounted for 38% of the Company's revenue for the three months ended March 31, 2002. The same customer accounted for 68% of the Company's revenue for the three months ended March 31, 2001. A single large multi-year project for that customer concluded at the end of 2001. The Company expects that revenue from this customer will increase in 2002, under new contracts recently executed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and footnotes which appear elsewhere in this Report and the Company's Annual Report for 2001 on Form 10-KSB.

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

RESULTS OF OPERATIONS

Revenue: Revenue decreased by $1,171,989 or 71%, to $461,882 for the three month period ended March 31, 2002, over the same period in 2001. The decrease is primarily attributable to decreases in research and writing services for corporate and private clients due to the events of September 11, which caused a downturn in legal service spending.

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

Direct operating costs decreased 75% or $650,521 for the three months ended March 31, 2002, from the same period in 2001. Compensation and benefits decreased 79% and other operating expense decreased 32%. The decrease in operating costs is due to the decrease in revenue.

Direct operating costs, expressed as a percentage of revenue decreased 6% to 47.2% for the three months ended March 31, 2002, from the same period in 2001. The decrease was due to a decrease in lower-margin higher-volume work from the Company's major customer as well as an increase in higher-margin compliance training sales.

Gross Profit: Gross profit for the three months ended March 31, 2002, decreased by $521,468 or 68% to $243,925 from a gross profit of $765,393 for the comparable period for 2001. As a percentage of revenue, gross profit increased 6% to 52.8% for the three months ended March 31, 2002, from the same period in 2001. The increase in gross profit is attributable to a decrease in labor costs.

Other Operating Costs: Other operating costs include compensation of officers, sales and corporate staff, advertising and direct marketing expenditures and general corporate overhead, including depreciation. Other operating costs decreased by $33,379 or 6% for the three months ended March 31, 2002, from the same period in 2001. The decrease is due to a decrease in direct-mail marketing.

Earnings (Losses) Before Interest, Taxes, Depreciation and Amortization: Loss before interest, taxes, depreciation and amortization was ($239,401) or ($.10) per share (basic) for the three months ended March 31, 2002, compared to earnings of $270,992 or $.11 (basic) per share for the comparable period in 2001.

Interest Income: Interest income decreased $10,419 or 53% for the three months ended March 31, 2002, from the comparable period in 2001. The decrease is a result of decreased funds in interest bearing accounts and a decrease in interest rates.

Income Tax Expense (Benefit): Income tax benefit was ($92,400) for the three months ended March 31, 2002, compared to income tax expense of $106,100 for the three months ended March 31, 2001. The tax benefit is due to a $246,535 operating loss in first quarter 2002.

Net Income (Loss): The Company lost ($144,780) or ($.06) basic and diluted per share for the three months ended March 31, 2002, compared to income of $155,228 or $.06 basic and diluted per share for the comparable period in 2001. The decrease in net income for the three months ended March 31, 2002, is the result of a downturn in the economy and decreased demand for legal research and writing.

LIQUIDITY AND CAPITAL RESOURCES

     On March 31, 2002, the Company had cash and cash equivalents and certificates of deposit of $1,455,191 and working capital of $2,213,884.

     Net cash provided by operating activities was $83,643 in March 31, 2002 compared to $325,750 for the comparable period in 2001, or a decrease of 74%.

     Investment activities provided $54,938 in the three months ended March 31, 2002. The cash was provided by the redemption of certificates of deposit offset primarily by development costs.

     Financing activities used $98,940 for the purchase of The Company's stock in the quarter ended March 31, 2002.

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

                                               LEGAL RESEARCH CENTER, INC.


Dated:  May 13, 2002                           By: /s/ Christopher R. Ljungkull
                                                   ----------------------------
                                               Christopher R. Ljungkull
                                               Chief Executive Officer

                                  NEWS RELEASE

Media Contacts:  Christopher Ljungkull             Daryn Teague
                 Legal Research Center             Teague Communications
                 (800) 776-9377 or crl@lrci.com    (661) 297-5292 or
                                                   teaguecomm@aol.com

Legal Research Center Announces

First Quarter Financial Results

Minneapolis - May 2, 2002 - Legal Research Center, Inc. (OTC: LRCI), the nation's leading provider of outsourced legal research and writing services, today reported its results for the first quarter ended March 31, 2002.

     For the quarter, revenues declined to $461,882, compared to $1,633,871 for the first quarter of 2001. LRC's net income for the quarter was a loss of $144,780, or ($.06) per share, compared to earnings of $155,228, or $.06 per share, for the same period a year ago.

     "Clearly, we are disappointed with the financial performance of the company in the first quarter, which we forecasted to our shareholders in our 2001 year-end earnings report," said Christopher Ljungkull, chief executive officer of Minneapolis-based LRC. "The reason for the significant decline in revenues is singular - demand for legal services suffered an extraordinary decline after the events of September 11, 2001, but we were fortunate to have a number of long-term commitments in backlog that delayed the impact on our sales figures until the first quarter of this year."

     According to Ljungkull, the company reduced its administrative costs for the quarter by cutting overhead, but LRC continued to invest in the growth of its sales force and new software development for the Web-based knowledge management system that it expects to introduce to the legal market later this year.

                                     (more)

Legal Research Center Announces 1Q02 Results
Page Two

     "We are all unhappy with the poor first quarter performance we experienced on the balance sheet. The past six months have been the most challenging in LRC's history, due to the tragic events of September 11, the war, recession, and downturn in legal service spending. However, LRC's future remains bright. In fact, I am more optimistic today about LRC's future prospects, than ever before in LRC's history." said James Seidl, LRC's president. "Each of our revenue lines improved significantly and steadily over the past 60 days. We have recently closed a number of new, major-account corporate research and writing sales, with more expected on the near horizon. Moreover, we will soon be announcing several new major contracts for online compliance training services and expect steady growth in sales of this product-line in the months ahead. The use of the Internet as a delivery system for compliance-related legal research and training is an important vehicle for the future growth of our company, and LRC is well-positioned to capitalize on this emerging market."

     Legal Research Center (http://www.lrci.com) offers legal research and writing services to attorneys in corporate and private practice throughout the world. Based in Minneapolis and founded in 1978, LRC's work products include compliance-related multijurisdictional surveys, office memoranda, and formal court-ready documents such as trial and appellate briefs. LRC's knowledge management services include work product database design and facilitation, Website content creation and online compliance training. LRC's nationally recognized research attorneys are honors graduates who have practiced law for at least two years, and many for over 25, in major law firms and corporate law departments throughout the U.S.

Statements contained here, other than historical data, may be forward-looking and subject to risks and uncertainties including, but not limited to the continuation of revenues through the company's strategic alliances and the successful development of other new business, as well as those set forth in the company's 10-KSB, 10-QSB and other SEC filings.

                                      # # #

                          (Statements of income follow)

LEGAL RESEARCH CENTER, INC.

Condensed statements of operations
     (unaudited)

                                                             Three Months
                                                            Ended March 31,
                                                       ------------------------
                                                          2002          2001
                                                       ------------------------
 Revenue                                               $ 461,882     $1,633,871
 Income (loss) from operations                         $(246,535)    $  241,554
 Net income (loss)                                     $(144,780)    $  155,228
 Net income (loss) per common share
                                            Basic      $   (0.06)    $     0.06
                                          Diluted      $   (0.06)    $     0.06
Weighted average common
 shares outstanding                         Basic      2,467,960      2,564,557
                                          Diluted      2,593,753      2,768,979

Condensed balance sheets
     (unaudited)

                                                                      March 31,
                                                                         2002
                                                                      ----------
Current assets                                                        $2,351,250
Furniture and equipment, net                                              79,692
Other assets                                                             987,524
                                                                      ----------
  Total assets                                                        $3,418,466
                                                                      ==========

Current liabilities                                                   $  137,366
Long-term liabilities                                                     66,384
Stockholders' equity                                                   3,214,716
                                                                      ----------
  Total liabilities and stockholders' equity                          $3,418,466
                                                                      ==========