Form 10QSB
period 2002-06-30
LEGAL RESEARCH CENTER INC
filed 2002-08-14
CIK 945506

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002 or

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

         310 Fourth Avenue South, Suite 1100, Minneapolis, MN 55415-1005
               (Address Of Principal Executive Offices) (Zip Code)

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

              3,290,392 shares of Common Stock as of July 31, 2002

                                      INDEX

PART I.  FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1.  Financial Statements:

         Condensed Balance Sheets
            June 30, 2002 and December 31, 2001 ............................. 2
         Condensed Statements of Operations
            Three Months and Six Months Ended June 30, 2002 and 2001 ........ 3
         Condensed Statements of Cash Flows
            Six Months Ended June 30, 2002 and 2001 ......................... 4
         Notes to Condensed Financial Statements ............................ 5

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations ....................................... 5


PART II.  OTHER INFORMATION

         Item 1. Legal Proceedings .......................................... 7

         Item 6. Exhibits and Reports on Form 8-K ........................... 8

                          PART I. FINANCIAL INFORMATION

--------------------------------------------------------------------------------
ITEM 1. FINANCIAL STATEMENTS

                           LEGAL RESEARCH CENTER, INC.

                            CONDENSED BALANCE SHEETS

                                                                      (unaudited)
                                                                        June 30,     December 31,
ASSETS                                                                   2002            2001
-------------------------------------------------------------------------------------------------
CURRENT ASSETS
      Cash and cash equivalents                                       $   277,938    $   750,550
      Certificates of deposit                                             665,000        855,000
      Accounts receivable                                                 583,444        954,727
      Deferred income taxes                                                96,800        284,700
      Other                                                                93,920        101,016
                                                                      -----------    -----------
                            TOTAL CURRENT ASSETS                        1,717,102      2,945,993
                                                                      -----------    -----------

FURNITURE AND EQUIPMENT                                                   147,898        140,745
      Less accumulated depreciation                                        75,568         61,072
                                                                      -----------    -----------
                                                                           72,330         79,673
                                                                      -----------    -----------

OTHER ASSETS

      Development costs                                                   440,182        177,715
      Investment in Integrity Interactive Corporation                     500,000        500,000
      Deferred income taxes                                               374,600         12,800
                                                                      -----------    -----------
                                                                        1,314,782        690,515
                                                                      -----------    -----------
                                                                      $ 3,104,214    $ 3,716,181
                                                                      ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
      Accounts payable                                                $    63,857    $    46,852
      Accrued expenses                                                     70,023        179,337
                                                                      -----------    -----------
                         TOTAL CURRENT LIABILITIES                        133,880        226,189
                                                                      -----------    -----------

DEFERRED RENT EXPENSE
                                                                           74,084         44,256
                                                                      -----------    -----------

STOCKHOLDERS' EQUITY
      Common stock, $0.01 par value; (authorized 20,000,000 shares;
           issued - 3,290,392 and 3,501,558 shares, respectively)          32,904         35,016
      Additional paid-in capital                                        6,585,521      6,882,731
      Accumulated deficit                                              (1,755,925)    (1,505,761)
      Notes receivable from officers and directors                     (1,966,250)    (1,966,250)
                                                                      -----------    -----------
                                                                        2,896,250      3,445,736
                                                                      -----------    -----------
                                                                      $ 3,104,214    $ 3,716,181
                                                                      ===========    ===========

See Notes to Condensed Financial Statements

                           LEGAL RESEARCH CENTER, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   Three Months                 Six Months
                                                  Ended June 30,              Ended June 30,
                                            -------------------------  --------------------------
                                                2002          2001          2002          2001
                                            -------------------------  --------------------------

REVENUE                                     $   571,286    $1,568,652   $ 1,033,168    $3,202,523
                                            -----------    ----------   -----------    ----------

DIRECT OPERATING COSTS
      Compensation and benefits                 185,406       765,442       350,362     1,556,167
      Other                                      43,682        76,869        96,683       154,622
                                            -----------    ----------   -----------    ----------
                                                229,088       842,311       447,045     1,710,789
                                            -----------    ----------   -----------    ----------

GROSS PROFIT                                    342,198       726,341       586,123     1,491,734
                                            -----------    ----------   -----------    ----------

OTHER OPERATING COSTS
      Sales and marketing                       284,808       342,086       566,223       671,540
      General and administrative                205,440       204,164       414,485       398,549
                                            -----------    ----------   -----------    ----------
                                                490,248       546,250       980,708     1,070,089
                                            -----------    ----------   -----------    ----------

INCOME (LOSS) FROM OPERATIONS                  (148,050)      180,091      (394,585)      421,645

INTEREST INCOME                                   6,305        20,450        15,660        40,224
                                            -----------    ----------   -----------    ----------

INCOME (LOSS) BEFORE INCOME TAXES              (141,745)      200,541      (378,925)      461,869

INCOME TAX EXPENSE (BENEFIT)                    (68,800)       70,700      (161,200)      176,800
                                            -----------    ----------   -----------    ----------

NET INCOME (LOSS)                           $   (72,945)   $  129,841   $  (217,725)   $  285,069
                                            ===========    ==========   ===========    ==========

NET INCOME (LOSS) PER COMMON SHARE
      Basic                                 $     (0.03)   $     0.05   $     (0.09)   $     0.11
                                            ===========    ==========   ===========    ==========
      Diluted                               $     (0.03)   $     0.05   $     (0.09)   $     0.10
                                            ===========    ==========   ===========    ==========
WEIGHTED AVERAGE COMMON SHARES OUSTANDING
      Basic                                   2,333,051     2,546,688     2,379,722     2,555,623
                                            ===========    ==========   ===========    ==========
      Diluted                                 2,333,051     2,743,914     2,379,722     2,756,446
                                            ===========    ==========   ===========    ==========


See Notes to Condensed Financial Statements

                           LEGAL RESEARCH CENTER, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                         Six Months
                                                                       Ended June 30,
                                                                      2002         2001
                                                                   ----------------------

OPERATING ACTIVITIES
     Net income (loss)                                             $(217,725)   $ 285,069
     Adjustments to reconcile net income (loss) to net
        cash provided (used) by operating activities:
           Depreciation                                               14,496        7,739
           Amortization of development costs                              --       25,849
           Deferred rent expense                                      30,992           --
           Deferred income taxes                                    (161,200)     176,800
     Changes in operating assets and liabilities:
            Accounts receivable                                      371,283      103,017
            Other current assets                                       7,096      (23,887)
            Accounts payable                                          17,005      (44,715)
            Accrued expenses                                        (110,479)    (105,469)
                                                                   ---------    ---------

                Net cash provided (used) by operating activities     (48,532)     424,403
                                                                   ---------    ---------

INVESTING ACTIVITIES
     Development costs                                              (262,467)          --
     Redemption of certificates of deposit                           190,000           --
     Purchases of furniture and equipment                             (7,153)     (49,992)
                                                                   ---------    ---------

                Net cash used by investing activities                (79,620)     (49,992)
                                                                   ---------    ---------

FINANCING ACTIVITIES
     Redemption of Legal Research Center stock                      (344,460)     (72,008)
     Proceeds from exercise of stock options                              --        3,266
                                                                   ---------    ---------

                Net cash used by financing activities               (344,460)     (68,742)
                                                                   ---------    ---------

INCREASE  (DECREASE) IN CASH AND CASH EQUIVALENTS                   (472,612)     305,669

CASH AND CASH EQUIVALENTS
     Beginning of period                                             750,550      575,817
                                                                   ---------    ---------

     End of period                                                 $ 277,938    $ 881,486
                                                                   =========    =========

See Notes to Condensed Financial Statements

                           LEGAL RESEARCH CENTER, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2002

                                   (unaudited)

Basis Of Presentation: The interim condensed financial statements are unaudited, and in the opinion of management reflect all adjustments necessary for a fair presentation of results of such periods. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full fiscal year.

The condensed balance sheet as of December 31, 2001, is derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The notes accompanying the financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, include accounting policies and additional information pertinent to an understanding of both the December 31, 2001, balance sheet and the interim condensed financial statements. The information has not changed substantially except as a result of normal transactions in the six months ended June 30, 2002, and as discussed in the following notes.

Major Customers: Two customers accounted for 49%, and 14% respectively, of the Company's revenue for the quarter ended June 30, 2002. One of these customers accounted for 80% of the Company's revenue for the quarter ended June 30, 2001. For the six months ended June 30, 2002, one company accounted for 41% of the Company's revenue, the same company accounted for 73% of the Company's revenue for the comparable period in 2001. A single large multi-year project for that customer concluded at the end of 2001.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this Report and the Company's Annual Report for 2001 on Form 10-KSB.

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers that statements contained herein, other than historical data, may be forward-looking and subject to risk and uncertainties including, but not limited to the continuation of revenue through the Company's strategic alliances and the successful development of other new business. The following important factors could cause the Company's actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company:

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

The Company's revenue has historically been derived from conducting analytical research and writing on a non-recurring basis for its customers. Historically, the Company has experienced a seasonal fluctuation in revenue with second and third quarters being the slowest quarters of the year and the last quarter being the strongest. The Company has developed and implemented programs designed to attract customers to enter into long-term relationships to provide greater consistency in quarterly revenue.

RESULTS OF OPERATIONS

Revenue: Revenue decreased by $997,366 or 64%, to $571,286 for the three month period ended June 30, 2002, over the same period in 2001. For the six-month period, revenue decreased by $2,169,355 or 68%. The decrease is primarily attributable to decreases in research and writing services for corporate and private clients following the events of September 11, which preceded a downturn in legal service spending.

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

Direct operating costs decreased 73% or $613,223 for the three months ended June 30, 2002, from the same period in 2001. For the six-month period, direct operating costs decreased $1,263,744 or 74%. Compensation and benefits decreased 78% and other operating expense decreased 37%. The decrease in operating costs is due to the decrease in revenue.

Direct operating costs expressed as a percentage of revenue decreased 14% to 40% for the three months ended June 30, 2002, from the same period in 2001. For the six-month period, direct operating costs as a percentage of revenue decreased from 53% to 43%. The decrease was due to a decrease in lower-margin higher-volume work from the Company's major customer as well as an increase in higher-margin compliance training sales.

Gross Profit: Gross profit for the three months ended June 30, 2002, decreased $384,143 or 53% to $342,198 from a gross profit of $726,341 for the comparable period for 2001. As a percentage of revenue, gross profit increased 14% to 60% for the three months ended June 30, 2002, from the same period in 2001.

For the six months ended June 30, 2002, gross profit decreased $905,611 or 61% to $586,123 from a gross profit of $1,491,734 for the comparable period for 2001. As a percentage of revenue, gross profit increased from 47% to 57% for the six months ended June 30, 2001. The increase in gross profit is attributable to a decrease in labor costs and an increase in higher-margin compliance training sales.

Other Operating Costs: Other operating costs include compensation of officers, sales and corporate staff, advertising and direct marketing expenditures and general corporate overhead, including depreciation. Other operating costs decreased by $56,002 or 10% for the three months ended June 30, 2002, from the same period in 2001. For the six-month period, other operating costs decreased $89,381 or 8% from the comparable period in 2001. The decrease is due to a decrease in direct-mail and other marketing expenses.

Earnings (Losses) Before Interest, Taxes, Depreciation and Amortization: Loss before interest, taxes, depreciation and amortization was ($133,554) or ($.06) per share for the three months ended June 30, 2002, compared to earnings of $184,241 or $.07 (basic) per share for the comparable period in 2001.

Interest Income: Interest income decreased $14,145 or 69% for the three months ended June 30, 2002, from the comparable period in 2001. For the six month period, interest income decreased $24,564 or 61% from the same period in 2001. The decrease is a result of decreased funds in interest bearing accounts and declining interest rates in 2002.

Income Tax Expense (Benefit): Income tax benefit was ($68,800) for the three months ended June 30, 2002, compared to income tax expense of $70,700 for the three months ended June 30, 2001. The tax benefit is due to a $141,745 loss in second quarter 2002. For the six-month period ended June 30, 2002, income tax benefit was ($161,200) compared to income tax expense of $176,800 for the comparable period in 2001.

Net Income (Loss): The Company lost ($72,945) or ($.03) basic and diluted per share for the three months ended June 30, 2002, compared to income of $129,841 or $.05 basic and diluted per share for the comparable period in 2001. For the six-month period ended June 30, 2002, the Company lost ($217,725) or ($.09) basic and diluted per share compared to income of $285,069, or $.11 basic and $.10 diluted in 2001. The decrease in net income for the six months ended June 30, 2002, is the result of a downturn in the economy and decreased demand for legal research and writing.

LIQUIDITY AND CAPITAL RESOURCES

      On June 30, 2002, the Company had cash and cash equivalents and certificates of deposit of $942,938 and working capital of $1,583,222.

      Net cash provided (used) by operating activities was ($48,532) for the six months ended June 30, 2002 compared to $424,403 for the comparable period in 2001.

      Investing activities used $79,620 in the six months ended June 30, 2002. The investment consisted primarily of development costs of $262,467 offset by the redemption of certificates of deposit totaling $190,000.

      Financing activities used $344,460 for the purchase of The Company's stock during the six months ended June 30, 2002.

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

Lawfinders' subsequent appeal of that decision was likewise denied. The Company asked the court for, and was granted, summary judgment on all counts except those that were dismissed with Lawfinders' agreement. Lawfinders appealed the summary judgment.

In a unanimous opinion filed on July 26, 2002, the United States Court of Appeals for the Fifth Circuit affirmed the summary judgment of the District Court dismissing Lawfinders' remaining claims, effectively ending the four-year dispute. In essence, the courts agreed with LRC that Lawfinders failed to offer any evidence to support any of its claims. The Company's costs of defending the action, including attorneys' fees, have been covered by the Company's general liability insurance carrier.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            Certification

      (b)   Reports on Form 8-K

            none

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               LEGAL RESEARCH CENTER, INC.

Dated:  August 12, 2002                        By: /s/ Christopher R. Ljungkull
                                                  -----------------------------
                                               Christopher R. Ljungkull
                                               Chief Executive Officer