Form 10QSB
period 2002-09-30
LEGAL RESEARCH CENTER INC
filed 2002-11-14
CIK 945506

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002 or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________

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

            3,290,392 shares of Common Stock as of November 12, 2002

                                      INDEX

PART I.  FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1.  Financial Statements:

         Condensed Balance Sheets
           September 30, 2002 and December 31, 2001........................   2
         Condensed Statements of Operations
           Three Months and Nine Months Ended September 30, 2002 and 2001.. 3 Condensed Statements of Cash Flows
           Nine Months Ended September 30, 2002 and 2001...................   4
         Notes to Condensed Financial Statements ..........................   5

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................   5

Item 4   Controls and Procedures ..........................................   7

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings........................................   8

         Item 6.  Exhibits and Reports on Form 8-K.........................   9

                          PART I. FINANCIAL INFORMATION

--------------------------------------------------------------------------------
ITEM 1. FINANCIAL STATEMENTS

                           LEGAL RESEARCH CENTER, INC.

                            CONDENSED BALANCE SHEETS

                                                                     (unaudited)
                                                                     September 30    December 31,
ASSETS                                                                   2002            2001
------------------------------------------------------------------------------------------------
CURRENT ASSETS
      Cash and cash equivalents                                       $    24,235    $   750,550
      Certificates of deposit                                             665,000        855,000
      Accounts receivable                                                 600,286        954,727
      Deferred income taxes                                                73,600        284,700
      Other                                                                64,882        101,016
                                                                      -----------    -----------
                            TOTAL CURRENT ASSETS                        1,428,003      2,945,993
                                                                      -----------    -----------

FURNITURE AND EQUIPMENT                                                   149,766        140,745
      Less accumulated depreciation                                        83,011         61,072
                                                                      -----------    -----------
                                                                           66,755         79,673
                                                                      -----------    -----------

OTHER ASSETS
      Development costs                                                   541,182        177,715
      Investment in Integrity Interactive Corporation                     500,000        500,000
      Deferred income taxes                                               493,100         12,800
                                                                      -----------    -----------
                                                                        1,534,282        690,515
                                                                      -----------    -----------
                                                                      $ 3,029,040    $ 3,716,181
                                                                      ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
      Accounts payable                                                $    64,110    $    46,852
      Accrued expenses                                                     89,158        179,337
      Deferred revenue                                                     30,000             --
                                                                      -----------    -----------
                         TOTAL CURRENT LIABILITIES                        183,268        226,189
                                                                      -----------    -----------

DEFERRED RENT EXPENSE                                                      78,185         44,256
                                                                      -----------    -----------

STOCKHOLDERS' EQUITY
      Common stock, $0.01 par value; (authorized 20,000,000 shares;
           issued - 3,290,392 and 3,501,558 shares, respectively)          32,904         35,016
      Additional paid-in capital                                        6,585,521      6,882,731
      Accumulated deficit                                              (1,884,588)    (1,505,761)
      Notes receivable from officers and directors                     (1,966,250)    (1,966,250)
                                                                                     -----------
                                                                        2,767,587      3,445,736
                                                                      -----------    -----------
                                                                      $ 3,029,040    $ 3,716,181
                                                                      ===========    ===========

See Notes to Condensed Financial Statements

                           LEGAL RESEARCH CENTER, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   Three Months                Nine Months
                                               Ended September 30,         Ended September 30,
                                            -------------------------   -------------------------
                                               2002           2001          2002          2001
                                            =========================   =========================
REVENUE                                     $   566,646    $1,144,936   $ 1,599,814    $4,347,459
                                            -----------    ----------   -----------    ----------

DIRECT OPERATING COSTS
      Compensation and benefits                 218,439       502,804       568,801     2,056,386
      Other                                      39,548        57,960       136,231       214,208
                                            -----------    ----------   -----------    ----------
                                                257,987       560,764       705,032     2,270,594
                                            -----------    ----------   -----------    ----------

GROSS PROFIT                                    308,659       584,172       894,782     2,076,865
                                            -----------    ----------   -----------    ----------

OTHER OPERATING COSTS
      Sales and marketing                       317,281       287,619       883,504       959,790
      General and administrative                219,651       205,084       634,136       603,961
                                            -----------    ----------   -----------    ----------
                                                536,932       492,703     1,517,640     1,563,751
                                            -----------    ----------   -----------    ----------

INCOME (LOSS) FROM OPERATIONS                  (228,273)       91,469      (622,858)      513,114

INTEREST INCOME                                   4,309        19,155        19,969        59,379
                                            -----------    ----------   -----------    ----------

INCOME (LOSS) BEFORE INCOME TAXES              (223,964)      110,624      (602,889)      572,493

INCOME TAX EXPENSE (BENEFIT)                    (95,300)       45,200      (256,500)      222,000
                                            -----------    ----------   -----------    ----------

NET INCOME (LOSS)                           $  (128,664)   $   65,424   $  (346,389)   $  350,493
                                            ===========    ==========   ===========    ==========

NET INCOME (LOSS) PER COMMON SHARE
      Basic                                 $     (0.06)   $     0.03   $     (0.15)   $     0.14
                                            ===========    ==========   ===========    ==========
      Diluted                               $     (0.06)   $     0.02   $     (0.15)   $     0.13
                                            ===========    ==========   ===========    ==========
WEIGHTED AVERAGE COMMON SHARES OUSTANDING
      Basic                                   2,250,392     2,536,287     2,336,612     2,549,178
                                            ===========    ==========   ===========    ==========
      Diluted                                 2,250,392     2,712,041     2,336,612     2,741,645
                                            ===========    ==========   ===========    ==========

See Notes to Condensed Financial Statements

                           LEGAL RESEARCH CENTER, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                         Nine Months
                                                                     Ended September 30,
                                                                      2002         2001
                                                                   ----------------------
OPERATING ACTIVITIES
     Net income (loss)                                             $(346,389)   $ 350,493
     Adjustments to reconcile net income (loss) to net
        cash provided (used) by operating activities:
           Depreciation                                               21,939       14,782
           Amortization of development costs                              --       25,849
           Deferred rent expense                                      33,929       22,128
           Deferred income taxes                                    (256,500)     222,000
     Changes in operating assets and liabilities:
            Accounts receivable                                      354,441       78,503
            Other current assets                                      36,134       14,224
            Accounts payable                                          17,258      (61,733)
            Accrued expenses                                         (90,179)     (83,928)
            Deferred revenue                                          30,000           --
                                                                   ---------    ---------

                Net cash provided (used) by operating activities    (199,367)     582,318
                                                                   ---------    ---------

INVESTING ACTIVITIES
     Development costs                                              (363,467)          --
     Redemption of certificates of deposit                           190,000           --
     Purchases of furniture and equipment                             (9,021)     (73,932)
                                                                   ---------    ---------

                Net cash used by investing activities               (182,488)     (73,932)
                                                                   ---------    ---------

FINANCING ACTIVITIES
     Redemption of Legal Research Center stock                      (344,460)     (90,008)
     Proceeds from exercise of stock options                              --        4,916
                                                                   ---------    ---------

                Net cash used by financing activities               (344,460)     (85,092)
                                                                   ---------    ---------

INCREASE  (DECREASE) IN CASH AND CASH EQUIVALENTS                   (726,315)     423,294

CASH AND CASH EQUIVALENTS
     Beginning of period                                             750,550      575,817
                                                                   ---------    ---------

     End of period                                                 $  24,235    $ 999,111
                                                                   =========    =========

See Notes to Condensed Financial Statements

                           LEGAL RESEARCH CENTER, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2002

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

The condensed balance sheet as of December 31, 2001, is derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The notes accompanying the financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, include accounting policies and additional information pertinent to an understanding of both the December 31, 2001, balance sheet and the interim condensed financial statements. The information has not changed substantially except as a result of normal transactions in the nine months ended September 30, 2002, and as discussed in the following notes.

Deferred Revenue: Represents amounts received from customers for projects that have not been completed and, accordingly, revenue has not been recognized for financial statement purposes.

Major Customers: One customer accounted for 50% of the Company's revenue for the quarter ended September 30, 2002. The same customer accounted for 68% of the Company's revenue for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, one company accounted for 44% of the Company's revenue, the same company accounted for 72% of the Company's revenue for the comparable period in 2001. A single large multi-year project for that customer concluded at the end of 2001.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes that appear elsewhere in this Report and the Company's Annual Report for 2001 on Form 10-KSB.

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

RESULTS OF OPERATIONS

Revenue: Revenue decreased by $578,290 or 50.5%, to $566,646 for the three month period ended September 30, 2002, over the same period in 2001. For the nine-month period, revenue decreased by $2,747,645 or 63%. The decrease is primarily attributable to decreases in research and writing services for corporate and private clients following the events of September 11, which preceded a downturn in legal service spending.

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

Direct operating costs decreased 54% or $302,777 for the three months ended September 30, 2002, from the same period in 2001. For the nine-month period, direct operating costs decreased $1,565,562 or 69%. Compensation and benefits decreased 72% and other operating expense decreased 36%. The decrease in operating costs is due to the decrease in revenue.

Direct operating costs expressed as a percentage of revenue decreased 3.5% to 45.5% for the three months ended September 30, 2002, from the same period in 2001. For the nine-month period, direct operating costs as a percentage of revenue decreased from 52% to 44%. The decrease was due to a decrease in lower-margin higher-volume work from the Company's major customer as well as an increase in higher-margin compliance training sales.

Gross Profit: Gross profit for the three months ended September 30, 2002, decreased $275,513 or 47% to $308,659 from a gross profit of $584,172 for the comparable period for 2001. As a percentage of revenue, gross profit increased 3.5% to 54.5% for the three months ended September 30, 2002, from the same period in 2001.

For the nine months ended September 30, 2002, gross profit decreased $1,182,083 or 57% to $894,782 from a gross profit of $2,076,865 for the comparable period for 2001. As a percentage of revenue, gross profit increased from 48% to 56% for the nine months ended September 30, 2001. The increase in gross profit is attributable to a decrease in labor costs and an increase in higher-margin compliance training sales.

Other Operating Costs: Other operating costs include compensation of officers, sales and corporate staff, advertising and direct marketing expenditures and general corporate overhead, including depreciation. Other operating costs increased by $44,229 or 9% for the three months ended September 30, 2002, from the same period in 2001. For the nine-month period, other operating costs decreased $46,111 or 3% from the comparable period in 2001. The decrease is due to a decrease in direct mail and other marketing expenses offset by an increase in administrative costs and professional fees.

Earnings (Losses) Before Interest, Taxes, Depreciation and Amortization: Loss before interest, taxes, depreciation and amortization was ($220,830) or ($.10) per share for the three months ended September 30, 2002, compared to earnings of $98,512 or $.04 (basic) per share for the comparable period in 2001.

Interest Income: Interest income decreased $14,846 or 77.5% for the three months ended September 30, 2002, from the comparable period in 2001. For the nine-month period, interest income decreased $39,410 or 66% from the same period in 2001. The decrease is a result of decreased funds in interest-bearing accounts and declining interest rates in 2002.

Income Tax Expense (Benefit): Income tax benefit was ($95,300) for the three months ended September 30, 2002, compared to income tax expense of $45,200 for the three months ended September 30, 2001. The tax benefit is due to a ($223,964) loss before income taxes in third quarter 2002. For the nine-month period ended September 30, 2002, income tax benefit was ($256,500) compared to income tax expense of $222,000 for the comparable period in 2001.

Net Income (Loss): The Company lost ($128,664) or ($.06) basic and diluted per share for the three months ended September 30, 2002, compared to income of $65,424 or $.03 basic and $.02 diluted per share for the comparable period in 2001. For the nine-month period ended September 30, 2002, the Company lost ($346,389) or ($.15) basic and diluted per share compared to income of $350,493, or $.14 basic and $.13 diluted in 2001. The decrease in net income for the nine months ended September 30, 2002, is the result of a downturn in the economy and decreased demand for legal research and writing.

LIQUIDITY AND CAPITAL RESOURCES

      On September 30, 2002, the Company had cash and cash equivalents and certificates of deposit of $689,235 and working capital of $1,244,735.

      Net cash provided (used) by operating activities was ($199,367) for the nine months ended September 30, 2002 compared to $582,318 for the comparable period in 2001.

      Investing activities used $182,488 in the nine months ended September 30, 2002. The investment consisted primarily of development costs of $363,467 offset by the redemption of certificates of deposit totaling $190,000.

      Financing activities used $344,460 for the purchase of the Company's stock during the nine months ended September 30, 2002.

ITEM 4. CONTROLS AND PROCEDURES

   a. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

      Management of the Company, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, have evaluated the Company's disclosure controls and procedures pursuant to Rule 13a-14 promulgated by the Securities and Exchange Commission within 90 days of the date of filing of this Form 10-Q, and have determined that the disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic filings with the Securities and Exchange Commission.

   b. CHANGES IN INTERNAL CONTROLS.

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses identified in the system of internal controls.

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



Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               Certification

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Legal Research Center, Inc., (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christopher R. Ljungkull, Chief [Executive/Financial] Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1945; and

      2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                           By: /s/ Christopher R. Ljungkull
                                               ---------------------------------
                                           November 13, 2002


(b)   Reports on Form 8-K

      none


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             LEGAL RESEARCH CENTER, INC.

Dated:  November13, 2002                     By: /s/ Christopher R. Ljungkull
                                                 -------------------------------
                                             Christopher R. Ljungkull
                                             Chief Executive Officer

                                Certification of
                             Chief Executive Officer
                         Of Legal Research Center, Inc.

I, Christopher R. Ljungkull, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Legal Research Center, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          LEGAL RESEARCH CENTER, INC.

Dated:  November 13, 2002                 By: /s/ Christopher R. Ljungkull
                                              ----------------------------------
                                          Christopher R. Ljungkull
                                          Chief Executive Officer

                                Certification of
                             Chief Financial Officer
                         Of Legal Research Center, Inc.

I, Christopher Ljungkull, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Legal Research Center, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls, and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                          LEGAL RESEARCH CENTER, INC.

Dated:  November 13, 2002                 By: /s/ Christopher R. Ljungkull
                                              ---------------------------------
                                          Christopher R. Ljungkull
                                          Chief Financial Officer